Form 10-Q
period 1995-12-31
MONMOUTH CAPITAL CORP
filed 1996-02-14
CIK 67618

FORM 10-Q
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1995

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from
____________________to__________________

For the Quarter ended                             Commission File No.
   December 31, 1995                                     0-24282

                MONMOUTH CAPITAL CORPORATION
   (Exact Name of Registrant as Specified in its Charter)

    New Jersey                                        21-0740878
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

     125 Wyckoff Road, Eatontown, New Jersey            07724
  (Address of Principal Executive Office)            (Zip Code)

Registrant's  telephone number, including area code:  (908) 542-4927

__________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding
12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the financial statements required by instruction H have been reviewed by an independent public accountant. Yes ___ No X

The number of shares or other units outstanding of each of the issuer's classes of securities as of December 31, 1995 was 1,119,436 shares.



                MONMOUTH CAPITAL CORPORATION
         FOR THE NINE MONTHS ENDED DECEMBER 31, 1995


                          CONTENTS


PART I - FINANCIAL INFORMATION                       PAGE NO.

    Item 1 - Financial Statements (Unaudited):

     Consolidated Balance Sheets                         3-4

     Consolidated Statements of Income                    5

     Consolidated Statements of Cash Flows                6

     Notes to Consolidated Financial Statements          7-8

    Item 2 - Management's Discussion and Analysis of
     Financial Condition and Results of Operations       9-11

PART II - OTHER INFORMATION                               12

SIGNATURES                                                13











                             -2-


                MONMOUTH CAPITAL CORPORATION
                 CONSOLIDATED BALANCE SHEETS
         AS OF DECEMBER 31, 1995 AND MARCH 31, 1995
                    ASSETS

                                           12/31/95                3/31/95
Real Estate Investments:
     Land                                 $ 172,000              $ 172,000
     Building & Improvements net of
       accumulated depreciation of
       $21,861 and $12,492, respectively    952,839                962,208
                                          _________              _________
       Total Real Estate Investments      1,124,839              1,134,208
                                          _________              _________
Loans Receivable:
     Performing ($356,662 and $297,500,
     respectively due from related party) 1,513,817               853,640
     Non Performing (less allowance for
     losses of $119,753 at December 31,
     1995 and March 31, 1995)               681,156               278,849
                                          _________             _________
Total Loans Receivable                    2,194,973             1,132,489
                                          _________             _________
Securities Held to Maturity                   -0-                 494,737
                                          _________             _________
Securities Available for Sale at Fair
  Value (cost $987,673 at December 31,
  1995 and $1,031,250 at March 31, 1995)    988,390             1,022,315
                                          _________             _________
Other Current Assets:
   Cash and Cash Equivalent                  82,973               205,804
   Accounts Receivable                       27,920                18,704
   Interest Receivable                       74,675                48,373
   Inventory                              1,062,438               448,116
   Prepaid Expenses and Other
     Current Assets                          74,944                62,727
   Current Portion of Loans Receivable      589,004               500,569
                                          _________             _________
       Total Other Current Assets         1,911,954             1,284,293
                                          _________             _________
TOTAL ASSETS                             $6,220,156            $5,068,042
                                          =========             =========

                         -UNAUDITED-
     See Notes to the Consolidated Financial Statements
                             -3-


                MONMOUTH CAPITAL CORPORATION
             CONSOLIDATED BALANCE SHEETS (Cont.)
         AS OF DECEMBER 31, 1995 AND MARCH 31, 1995
                                             12/31/95               3/31/95

     LIABILITIES AND SHAREHOLDERS' EQUITY


Current Liabilities:

   Accounts Payable and Accrued Expenses   $  110,392            $  202,371
   Loan Payable                             1,161,449               319,040
                                            _________             _________
     Total Current Liabilities              1,271,841               521,411

Deferred Installment Gain                     294,361                 -0-
Other Liabilities                              94,272                69,341
                                            _________             _________
        Total Liabilities                   1,660,474               590,752
                                            _________             _________
Shareholders' Equity:
   Capital Stock (Authorized 10,000,000
   shares par value $1.00;  Issued and
   outstanding,1,119,436 and
   1,100,071 shares, respectively)          1,119,436             1,100,071
   Additional Paid-in Capital               2,607,167             2,596,172
   Unrealized Investment Gain                     717                 9,065
   Retained Earnings                          832,362               771,982
                                            _________             _________
       Total Shareholders' Equity           4,559,682             4,477,290
                                            _________             _________
       TOTAL LIABILITIES AND
          SHAREHOLDERS' EQUITY             $6,220,156            $5,068,042
                                            =========             =========


                         -UNAUDITED-
     See Notes to the Consolidated Financial Statements
                             -4-

                     MONMOUTH CAPITAL CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME
     FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1995 AND 1994

                            Three Months               Nine Months
                          1995       1994            1995       1994
INCOME:
Sales of Mobile Homes  $ 509,780   $137,000      $1,459,245   $734,900
Interest Income          108,994     39,114         300,230    130,286
Rental Income             40,882     34,580         122,510    115,867
Other Income              31,671      8,758          89,319      9,343
                       _________    _______       _________    _______
   Total Income          691,327    219,452       1,971,304    990,396
                       _________    _______       _________    _______
EXPENSES:
Cost of Sales of
   Mobile Homes          395,017    107,437       1,157,876    497,836
Interest Expense          20,433      9,643          49,122     22,442
Selling Expense           30,904     17,441         105,060     30,929
Salaries & Employee
   Benefits               54,126     41,769         134,831     83,221
Professional Fees         23,139      5,638          79,389     27,528
Other Expenses           116,498     51,201         260,117    122,125
                       _________    _______       _________    _______
   Total Expenses        640,117    233,129       1,786,395    784,081
                       _________    _______       _________    _______
Income (Loss) Before
   Income Taxes           51,210    (13,677)        184,909    206,315

Income Taxes              30,000      3,439          80,700     97,819
                       _________    _______       _________    _______

NET INCOME             $  21,210   $(17,116)     $  104,209   $108,496
                       =========    =======       =========    =======

NET INCOME PER SHARE   $     .02   $  (.03)      $      .09   $    .21
                       =========    =======       =========    =======
WEIGHTED AVERAGE
   SHARES OUTSTANDING  1,108,417    510,680       1,103,409    510,680
                       =========    =======       =========    =======


                                 -UNAUDITED-
               See Notes to Consolidated Financial Statements
                                     -5-



                MONMOUTH CAPITAL CORPORATION
            CONSOLIDATED STATEMENTS OF CASH FLOW
           FOR THE NINE MONTHS ENDED DECEMBER 31,
                                              1995                 1994
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                              $ 104,209            $ 108,496
   Depreciation and Amortization               9,369                9,369
   Changes In:
      Accounts Receivable                     (9,216)               2,896
      Interest Receivable                    (26,302)              10,274
      Inventory                             (614,322)             (82,354)
      Prepaid Expenses and Other
        Current Assets                       (12,217)             (18,878)
      Accounts Payable and
        Accrued Expenses                     (91,979)              50,041
      Other                                  319,292               17,911
                                           _________            _________
Net Cash Provided (Used) by
   Operating Activities                     (321,166)              97,755
                                           _________            _________
CASH FLOWS FROM INVESTING ACTIVITIES
      Loans Made                          (1,323,438)            (416,143)
      Collections and Other
         Decreases in Loans                  172,519               61,184
         Decrease in Securities              520,314                8,401
                                           _________            _________
Net Cash Used by Investing Activities       (630,605)            (346,558)
                                           _________            _________
CASH FLOWS FROM FINANCING ACTIVITIES
      Net Increase in Loans Payable          842,409              214,820
      Proceeds from Issuance of
         Capital Stock                        60,781                -0-
      Costs Associated with the Issuance
         of Class A Common Stock             (19,246)               -0-
      Dividends Paid                         (55,004)             (25,534)
                                           _________            _________
Net Cash Provided by
   Financing Activities                      828,940              189,286
                                           _________            _________
Net Decrease in Cash                        (122,831)             (59,517)
Cash at Beginning of Period                  205,804              131,422
                                           _________            _________
Cash at End of Period                      $  82,973            $  71,905
                                           =========            =========
CASH PAID DURING THE PERIOD
      FOR INTEREST                         $ 105,060            $  22,442
                                           =========            =========
      FOR TAXES                            $ 114,124            $  21,736
                                           =========            =========

                         -UNAUDITED-
     See Notes to the Consolidated Financial Statements
                             -6-


                MONMOUTH CAPITAL CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1995


NOTE 1 - ACCOUNTING POLICY

The interim consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows at December 31, 1995 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. Certain footnotes disclosures which would substantially duplicate the disclosures contained in the audited financial statements and notes thereto included in the annual report of Monmouth Capital Corporation (the
Company) for the year ended March 31, 1995 have been omitted. Certain amounts in the consolidated financial statements for prior periods have been reclassified. These reclassifications have no effect on net income.

NOTE 2 - LOANS RECEIVABLE

In conjunction with the sale of mobile homes, loans totaling
$1,323,438 were made for the nine-month period ended
December 31, 1995. Loans are primarily at 10%-15% for fifteen years and secured by the property.

On April 28, 1995, ICS Acquisitions, Inc. (ICS) repurchased its $50,000, 13% subordinated convertible debenture for a purchase price of $396,291. The purchase price is to be paid in quarterly installments over a five-year period together with interest at prime plus 2% with a minimum rate of 8% and a maximum rate of 13%. The Company will record this sale under the installment method of accounting. Gross profit will be recognized only to the extent that cash is collected. The balance of this loan at December 31, 1995 is $356,662. The related deferred gain at December 31, 1995 amounted to $294,361.

During April and May of 1995, an additional $19,000 was advanced to Trombe Flooring, Inc. for improvements to the property.

Repayments of loans receivable totaling $172,519 were received for the nine-month period ended December 31, 1995.

                MONMOUTH CAPITAL CORPORATION
          NOTES TO THE FINANCIAL STATEMENTS (Cont.)
                      DECEMBER 31, 1995

NOTE 3 - INVESTMENT IN EQUITY SECURITIES

Effective October 1, 1995, the Company reclassified its
Securities Held to Maturity to Securities Available for
Sale.  These securities are now carried at fair value.
Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders' Equity until realized.

NOTE 4 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

Effective August 28, 1995, the Company implemented a Dividend Reinvestment and Stock Purchase Plan (DRIP). Under the terms of the Drip, shareholders who participate may reinvest all or part of their dividends in additional shares of the Company at approximately 95% of the market price.

Shareholders may also purchase additional shares at approximately 95% of its market price by making optional cash payments. For the quarter ended December 31, 1995, the Company received $60,781 from the DRIP. There were 19,365 new shares issued, resulting in 1,119,436 shares outstanding.

On December 15, 1995, the Company paid $55,004 as a dividend of $.05 per share to shareholders of record November 15, 1995.

NOTE 5 - SUBSEQUENT EVENT

On January 4, 1996, ICS fully repaid its loans totalling
$561,847. The Company recognized the remaining gain of $294,361 which was previously deferred (See Note 2).

                MONMOUTH CAPITAL CORPORATION
            MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION

Net cash used by operations for the nine months ended
December 31, 1995 amounted to $321,166 as compared to net cash provided by operations of $97,755 for the nine months ended December 31, 1994. This decrease is primarily due to the purchase of mobile home inventory by the Company's wholly-owned subsidiary.

Loans Receivable increased by $1,150,919 during the nine months ended December 31, 1995. This was the result of new loans made of $1,323,438 offset by $172,519 in collections. Of the new loans made, $396,291 was the result of the repurchase by ICS Acquisitions, Inc. (ICS) of its $50,000, 13% convertible debenture. The purchase price is payable in quarterly installments over a five-year period with interest at prime plus 2% with a minimum rate of 8% and a maximum rate of 13%. The Company recorded this sale under the installment method of accounting. Gross profit will be recognized only to the extent that cash is collected. At December 31, 1995, the deferred gain associated with this transaction amounted to $294,361. On January 4, 1996, ICS repaid this loan.

Inventory increased by $614,322 during the nine months ended
December 31, 1995 as a result of increased purchases of mobile homes for sale.

Effective August 28, 1995, the Company implemented a Dividend Reinvestment and Stock Purchase Plan (DRIP). Under the terms of the DRIP, shareholders who participate may invest all or part of their dividends in additional shares of the Company at approximately 95% of the market price. Shareholders may also purchase additional shares at approximately 95% of their market price by making optional cash payments. For the quarter ended December 31, 1995, the Company raised $60,781 from the DRIP, resulting in 19,365 new shares issued.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Income is comprised primarily of sales, interest income and rental income. Sales income amounted to $509,780 for the three months ended December 31, 1995 as compared to $137,000 for the three months ended December 31, 1994 and $1,459,245 for the nine months ended December 31, 1995 as compared to $734,900 for the nine months ended December 31, 1994.
During fiscal 1994, a new subsidiary was formed to sell and finance mobile homes.

                MONMOUTH CAPITAL CORPORATION
            MANAGEMENT's DISCUSSION AND ANALYSIS
  OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Cont.)

Rental Income amounted to $40,882 for the three months ended December 31, 1995 as compared to $34,580 for the three months ended December 31, 1994, and $122,510 for the nine months ended December 31, 1995 as compared to $115,867 for the nine months /ended December 31, 1994. Rental income is attributable to the Company's purchase of a net-leased industrial building on March 31, 1994.

Interest income increased to $108,994 for the three months ended December 31, 1995 as compared to $39,114 for the three months ended December 31, 1994 and $300,230 for the nine months ended December 31, 1995 as compared to $130,286 for the nine months ended December 31, 1994. This was due primarily to the increase in loans made.

Other income represents gain on the repurchase by ICS of its convertible debenture and commission income on resale of previously owned mobile homes.

The increase in Cost of Sales of Mobile Homes and Selling Expense is directly attributable to the increase in sales of mobile homes made by the Company's wholly-owned subsidiary. Interest expense increased to $20,433 for the three months ended December 31, 1995 as compared to $9,643 for the three months ended December 31, 1994 and $49,122 for the nine months ended December 31, 1995 as compared to $22,442 for the nine months ended December 31, 1994. The increase in interest expense is due to an increase in loans payable.

Salaries and Employee Benefits increased to $54,126 for the three months ended December 31, 1995 as compared to $41,769 for the three months ended December 31, 1994 and $134,831 for the nine months ended December 31, 1995 as compared to $83,221 for the nine months ended December 31, 1994. This increase is primarily due to new employees for the Company's wholly-owned subsidiary.

Professional Fees and Other Expenses increased for the three and nine months ended December 31, 1995 as compared to the three months ended December 31, 1994 primarily due to the expansion of the operations of the Company's wholly-owned subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

The Company is currently engaged in real estate activities, including the sale and financing of mobile homes.

The Company has a $550,000 line of credit with Deutsche
Financial Services to finance its inventory purchases. As of December 31, 1995, the Company had utilized $444,045 of this line.

                 MONMOUTH CAPITAL CORPORATION
            MANAGEMENT'S DISCUSSION AND ANALYSIS
  OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Cont.)

The Company's ability to generate adequate cash to meet its needs is dependent primarily on its real estate investment, leveraging of its real estate investment, the success of the sale and financing of mobile homes, collection of loans receivable, availability of bank borrowings, the Dividend Reinvestment and Stock Purchase Plan and access to the capital markets.

                MONMOUTH CAPITAL CORPORATION
                 PART II - OTHER INFORMATION
        FOR THE NINE MONTHS  ENDED DECEMBER 31, 1995




Item 1 - Legal Proceedings - None

Item 2 - Changes in Securities - None

Item 3 - Defaults Upon Senior Securities - None

Item 4 - Submission of Matters to a Vote of Security Holders - None

Item 5 - Other Information - None

Item 6 - Exhibits and Reports on Form 8-K - None

                         SIGNATURES



Pursuant to the requirements of the Securities and Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             MONMOUTH CAPITAL CORPORATION

Date: February 12, 1996      By s/Eugene W. Landy
                                EUGENE W. LANDY
                                President



Date: February 12, 1996      By s/Anna T. Chew
                                ANNA T. CHEW
                                Controller