Form 10-K
period 1996-03-31
MONMOUTH CAPITAL CORP
filed 1996-06-25
CIK 67618

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (C) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended March 31, 1996

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the transition period ___________________ to _________________

                Commission File Number  0-24282

                 Monmouth Capital Corporation
     (Exact name of registrant as specified in its charter)

      New Jersey                                  21-0740878
(State or other jurisdiction of           (I.R.S. Employer
 incorporation or organization)            Identification number)

 125 Wyckoff Road, Eatontown, New Jersey               07724
(Address of principal executive offices)            (Zip code)

Registrant's telephone number, including area code (908) 542-4927

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock $1.00 par value
                      (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90days.   Yes  X   No

Indicate by check if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of voting stock held by non-affiliates of the Registrant was $2,661,416 (based on 747,064 shares of common stock at $3.5625 per share, the average of the bid and ask price on June 13, 1996).

The number of shares outstanding of issuer's common stock as of June 13, 1996 was 1,151,112 shares.

                             PART I


ITEM 1.  BUSINESS

General Development of Business

     Monmouth Capital Corporation (the Company) operates as a real estate company which owns real estate investments and sells and finances manufactured homes. The Company is a corporation organized in the State of New Jersey. The Company commenced operations in 1961.

     Prior to fiscal 1994, the Company operated as a small business investment company under the Small Business Investment Company Act of 1958 and as an investment company under the Investment Company Act of 1940. As such, the Company was able to distribute its income prior to income taxes as dividends to shareholders. The Company was allowed a deduction from taxable income for these distributions.

     With shareholder approval, the Company surrendered its license to operate as a small business investment company and deregistered as an investment company. On January 15, 1993, the Small Business Administration approved the surrender of the Company's license. On July 20, 1993, the Securities and Exchange Commission entered an Order that the Company had ceased to be an investment company. Since the Company is no longer an investment company, earnings are now fully taxable.

     Certain members of the Company's Board of Directors manage two real estate investment trusts. In 1995, the Company success-fully completed a Rights Offering to its shareholders. The Company raised approximately $1,600,000 after expenses bringing total equity to approximately $4,500,000. The Company intends to raise additional capital through rights offerings and other placements and use the proceeds to acquire additional real estate properties.

Narrative Description of the Business

     Prior to fiscal 1994, the Company made loans to small business concerns located throughout the northeast region of the United States. Generally, these loans were collateralized by commercial or residential real property.

     A description of the Company's existing loan portfolio of $2,368,248 is incorporated herein by reference to Note 3 of the Notes to Consolidated Financial Statements - Loans Receivable.

    On March 31, 1994, the Company purchased its first real estate investment, a net leased industrial building in Bethlehem, Pennsylvania. This building is net leased to three tenants with leases expiring from 1998 to 2001. The gross rent on these leases total approximately $153,000 for fiscal 1996. The tenants reimburse the Company for taxes, insurance, maintenance (other than roof and structural repairs), etc. The Company purchased this building for cash.

     The Company has no limitation on leverage and intends to use leverage when available. As a practical matter, real estate with short-term leases or non-rated tenants cannot generally be leveraged.

     During fiscal 1994, the Company formed a wholly-owned subsidiary, The Mobile Home Store, Inc., to finance and sell manufactured homes. At March 31, 1996, loans receivable relating to the financing of manufactured home sales amounted to $1,578,326.

Management

     The management of the Company currently operates Monmouth
Real Estate Investment Corporation (MREIC) and United Mobile
Homes, Inc. (UMH), two real estate investment trusts (REITs).
MREIC is now specializing in net leased industrial properties to rated tenants on medium term leases. UMH specializes in investments in manufactured home communities. It is intended that the Company will invest in real estate ventures that do not qualify under the investment objectives of MREIC and UMH. To the extent that there may be conflicts of interest as to prospective investments, the Company may be deprived of investment opportunities.

General Risks of Real Estate Ownership

     The Company's investments will be subject to the risks generally associated with the ownership of real property, including the uncertainty of cash flow to meet fixed obligations, adverse changes in national economic conditions, changes in the relative popularity (and thus the relative price) of the Company's real estate investments when compared to other investments, adverse local market conditions due to changes in general or local economic conditions or neighborhood values, changes in interest rates and in the availability of mortgage funds, costs and terms of mortgage funds, the financial conditions of tenants and sellers of properties, changes in real estate tax rates and other operating expenses (including corrections of potential environmental issues as well as more stringent governmental regulations regarding the environment), governmental rules and fiscal policies as well as expenses resulting from acts of God, uninsured losses and other factors which are beyond the control of the Company.

Competition

     The Company will be competing for real estate investments with numerous other real estate entities, such as individuals, corporations, real estate investment trusts and other enterprises engaged in real estate activities, possibly including certain affiliates of the Company. In many cases, the competing concerns may be larger and better financed than the Company, making it difficult for the Company to secure new real estate investments.

Environmental, Regulatory and Energy Problems

     The Company must comply with certain Federal Environmental
Protection Agency Regulations as well as state and local governmental regulations.

     In conjunction with the purchase of the Bethlehem building, a Phase I environmental assessment was performed. This assessment consisted of searches of Federal and State databases to determine potential sources of contamination, investigation of the site history, and visual inspection. The assessment concluded that there was no evidence to suggest that the site has ever experienced a significant spill or environmental incident.

     Additionally, inspections of properties are usually made and certificates of compliance are usually obtained upon the sale of property or upon a change of tenancy. Therefore, there is no assurance that, in connection with compliance with environmental regulations, substantial capital expenditure would not be incurred at the time the Company desired to sell its properties or at the time of a change of tenancy. Management is not aware of any material environmental problems affecting the Company's newly acquired property.

Number of Employees

     At March 31, 1996, the Company had five full-time employees. A Board of Directors consisting of ten directors is responsible for the general policies of the Company. The Company utilizes the services of a management company to manage its property.

ITEM 2.  PROPERTIES

     The Company has one property, located in Bethlehem, Pennsylvania. See Item 1 - Narrative Description of the
Business for further information.

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.
                              -4-

                             PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     Prior to October 19, 1995, the shares of the Company were traded on the over-the-counter market. As of October 19, 1995, the Company's shares are traded on the National Association of Securities Dealers Automatic Quotations (NASDAQ) Small Capitalization market under the symbol "MONM". The per share range of high and low market prices and distributions paid to shareholders during each quarter of the last two fiscal years were as follows:


                1995-96                      1994-95

Fiscal   Market Price   Distri-      Fiscal  Market Price  Distri-
 Qtr.    High    Low    bution        Qtr.    High    Low  bution

First    3-5/8  3-1/8     --         First    3-3/4    3     --

Second   3-5/8  3-1/8     --         Second   4-1/4  3-1/4   --

Third    3-5/8  3-1/8    $ .05 (1)   Third    4-1/4  3-1/4  $.05 (1)

Fourth   3-5/8  3-1/8     --         Fourth   3-1/4    3     --



     (1)  Total distributions to shareholders for the years ended
          March 31, 1996 and 1995 amounted to $55,371 ($.05 per share) and $25,534 ($.05 per share), respectively, all of which was taxed as ordinary income.

     The over-the-counter market quotations reflect the inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

     As of March 31, 1996, there were approximately 520 holders of the Company's common stock based on the number of record owners.

     Future dividend policy will depend on the Company's earnings, capital requirements, financial condition, availability and cost of bank financing and other factors considered relevant by the Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

                       FOR THE YEARS ENDED MARCH 31,

             1996         1995       1994*       1993       1992
Income Statement Data:

Total
 Income    $2,644,137  $1,338,719  $ 344,840   $471,106   $485,668

Total
 Expenses   2,267,250   1,149,667    336,733    354,977    439,482

Gains on
 Sales or
 of Assets        -0-         -0-        -0-        -0-     36,115

Income
 Taxes        171,308      87,200      5,286        788        777

Net
 Income       205,579     101,852      2,821    115,341     81,524

Net Income
 Per Share       0.18        0.16       0.01       0.23       0.16
===================================================================
Balance Sheet Data:
Total
 Assets    $5,752,047  $5,068,042 $3,216,262 $3,962,997 $4,984,131

Notes & Deben-
 tures Payable    -0-         -0-        -0-  1,000,000  2,000,000

Shareholders'
 Equity     4,706,755   4,477,290  2,778,911  2,893,547  2,859,915
===================================================================
Cash Dividends
 Per Share       $.05        $.05      $0.23     $ 0.16      $0.40

Average Number
 of Shares Out-
 standing   1,111,624     646,693    510,680    510,680    510,680

     * Prior to fiscal 1994, the Company operated as a Small Bus-iness Investment Company (SBIC). Revenues consisted primarily of interest income on loans receivable. The Company distributed taxable earnings in accordance with Internal Revenue Code regula-tions. No provision was made for Federal and State income taxes.
Effective with the year ended March 31, 1994, revenues consist of rental income, sales of manufactured homes, and interest income on loans. Dividends are based on the Company's operations and are at the discretion of the Board of Directors. Since the Company is no longer an SBIC, income taxes have been accrued.

                              -6-

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

Liquidity and Capital Resources

     Prior to fiscal 1994, Monmouth Capital Corporation (the Company) operated as a small business investment company under the Small Business Investment Company Act of 1958 and as an investment company under the Investment Company Act of 1940.
With shareholder approval, the Company surrendered its license to operate as a small business investment company and deregistered as an investment company. On January 15, 1993, the Small Business Administration approved the surrender of the Company's license. During 1994, the Securities and Exchange Commission accepted the Company's application to cease to be an investment company. The Company now intends to engage in real estate activities. Because of the change in the Company's operations, prior period results may not be indicative of future performance.

     On March 31, 1994, the Company purchased its first real estate investment, a net-leased industrial building in Bethlehem, Pennsylvania. The purchase price was $1,080,000 in cash. If the Company had held the building for the entire year, net income would have been increased by $61,000, based on leases in place. During fiscal 1994, the Company also formed a wholly-owned subsidiary, The Mobile Home Store, Inc. (MHS),incorporated in the State of
New Jersey, to finance and sell manufactured homes.

     During fiscal 1994, the Company purchased long-term government securities (GNMAs) with a maturity of January 20, 2024. The purpose of the purchase of these securities was to use them for cash management. The Company earns interest of 6.5% on these securities versus 2% to 3% on idle funds.

     Net cash used by operating activities for the year ended March 31, 1996 amounted to $477,613 as compared to net cash used by operating activities of $29,529 for the year ended March 31, 1995. This increase in net cash used by operating activities is due primarily to an increase in inventory of manufactured homes. Net cash used by operating activities for the year ended March 31, 1994 amounted to $81,496. The decrease in net cash used by operating activities from 1994 to 1995 was due primarily to increased income during 1995.

     Loans receivable increased by $615,437 during 1996. This increase is the result of $1,405,605 in new loans made offset by $790,168 in principal repayments.

     Securities available for sale decreased by $550,438 as a result of the sale of $501,562 in U.S. Treasury Notes and other decreases of $48,876.

     The Company's ability to generate adequate cash to meet its needs is dependent primarily on the success of the sale and financing of manufactured homes, its real estate investment, leveraging of its real estate investment, collection of loans receivable, availability of bank borrowings and access to the capital markets.

Results of Operations

     Income is primarily comprised of the sale of manufactured homes, interest and rent. Sales of manufactured homes increased from $117,553 in 1994 to $968,990 in 1995 to $1,724,021 in 1996. MHS was formed during 1994 to sell and finance manufactured homes. The increase during 1995 and 1996 was due to increased sales volume. Interest income decreased from $297,032 in 1994 to $198,743 in 1995. This decrease was primarily due to principal reductions. Interest income increased from $198,743 for the year ended March 31, 1995 to $360,076 for the year ended March 31, 1996. This increase was due primarily to new loans made by MHS. At March 31, 1996 and 1995, the Company had one loan which was considered non-performing. The borrower has resumed making payments. However, the Company has instituted foreclosure proceedings. The Company believes that there is adequate collateral for this loan. Rental income relating to the Bethlehem, Pennsylvania industrial building remained relatively stable during 1995 and 1996.Other income increased during 1995 by $377,173 due primarily to the gain of $346,291 on the sale of the ICS convertible debenture.

     Cost of manufactured home sales increased from $74,423 in 1994 to $648,836 in 1995 to $1,397,389 in 1996. These increases were directly related to the increases in sales. Selling Expense increased to $132,707 in 1996 as compared to $79,037 in 1995 and $13,643 in 1994. These increases were directly related to the increases in sales. Salaries and Employee Benefits increased from $101,177 in 1994 to $125,453 in 1995 to $174,525 in 1996. During the latter part of 1995, two new employees were hired. Professional fees increased during 1996 as a result of fees incurred in the expansion of operations of MHS. Professional fees increased by $17,045 during 1995 as a result of expenses incurred by MHS. Other expenses increased by $188,304 during 1996 and $76,686 during 1995 due to expenses incurred in the expansion of operations of MHS. Interest expense increased to $68,248 during 1996 from $31,746 during 1995 and $51,049 during 1994. The increase in interest expense during 1996 was due to additional debt of MHS relating to the financing of inventory.

     Income taxes rose from $5,286 in 1994 to $87,200 in 1995 to $171,308 in 1996. These increases in income taxes are directly related to the increases in income.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data listed in
Part IV, Item 14 (a)(1) are incorporated herein by reference and filed as a part of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Several of the Directors and Officers of the Company also serve as directors of Monmouth Real Estate Investment Corporation (MREIC) and United Mobile Homes, Inc. (UMH), both publicly-owned real estate investment trusts.

                                                   Director Since/
                          Principal Occupation     Shares Owned and
Name, Age and Title          Past Five Years       % of Total

Ernest V. Bencivenga  Treasurer(1961 to present)        1961
(78)                  Secretary(1967 to present).    Owns 5,976 shs
Secretary/Treasurer   Treasurer and Director of          .52% (1)
and Director          MREIC; Secretary/Treasurer
                      and Director of UMH.

Anna T. Chew          Controller(1991 to present).      1994
(37)                  Certified Public Accountant;   Owns 3,680 shs
Controller and        Vice President, Chief              .32%(2)
Director              Financial Officer and Director
                      of UMH and Controller/Director
                      of MREIC. Prior to 1991,
                      Senior manager KPMG Peat
                      Marwick.

Boniface DeBlasio     Chairman of the Board(1968        1961
(75)                  to Present). Director of       Owns 30,026 shs
Board Chairman and    MREIC.                            2.63% (3)
Director

Charles P.Kaempffer   Self-employed investor.           1970
(58)                  Director of MREIC, UMH and     Owns 15,331 shs
Director              Sovereign Community Bank          1.35% (4)

Eugene W. Landy       President(1961 to Present).       1961
(62)                  Attorney.President of MREIC;   Owns 142,735 shs
President and         Chairman of the Board of UMH.    12.53% (5)
Director

Samuel A. Landy       Attorney. President and           1994
(35)                  Director of UMH; Director      Owns 29,307 shs
Director              of MREIC.                         2.57% (6)

James E. Mitchell     General Partner of Mitchell       1994
(55)                  Partners,L.P. Chairman of      Owns 62,000 shs
Director              the Board of Balboa               5.45% (7)
                      Securities Corporation.

W. Dunham Morey       Certified Public Accountant.      1961
(75)                  Director of MREIC.             Owns 50,578 shs
Director                                                4.44%
                                -10-

                                                    Director Since/
                          Principal Occupation      Shares Owned and
Name, Age and Title         Past Five Years         % of Total


Robert G. Sampson     Self-employed investor.           1963
(70)                  Director of MREIC and UMH;     Owns 16,986 shs
Director              General Partner for Sampco,       1.49%
                      Ltd.

Peter J. Weidhorn     President of WNY Management       1994
(49)                  Corp.; Vice Chairman,          Owns 36,000 shs
Director              CentraState Healthcare Systems,   3.16%





(1)  Includes 4,722 shares held by Mr. Bencivenga's wife.

(2)  Held jointly with Ms. Chew's husband.

(3)  Includes (a) 3,621 shares held by Mr. DeBlasio's wife;
     and (b) 9,574 shares in custodial accounts for Mr. DeBlasio's children under the Uniform Gift to Minor's Act in which he disclaims any beneficial interest, but has power to vote.

(4)  Includes (a) 726 shares in joint name with Mrs. Kaempffer;
     (b) 270 shares held by Mr. Kaempffer's wife; and (c) 7,000 shares held as Trustee for Defined Benefit Pension Plan for which Mr. Kaempffer has power to vote.

(5)  Includes (a) 6,698 shares held by Mr. Landy's wife;
     (b) 24,010 shares held in the Landy & Landy Employees' Pension Plan, of which Mr. Landy is a Trustee with power to vote; (c) 29,765 shares held in the Landy & Landy Employees'Profit Sharing Plan of which Mr. Landy is Trustee with power to vote.

(6)  Includes (a) 6,500 shares held by Mr. Landy's wife; and (b)
     12,900 shares in the Samuel Landy Family Limited Partnership.

(7) Includes 57,310 shares held by Mitchell Partners, L.P. over which Mr. Mitchell exercises voting power.

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

     The following Summary Compensation Table shows compensation paid by the Company to its chief executive officer for services rendered during the fiscal years ending March 31, 1996, 1995 and 1994. Because no executive officers received total annual salary and bonus exceeding $100,000, only the compensation paid to the chief executive officer is to be disclosed under the Securities and Exchange Commission disclosure requirements.
                                      Annual Compensation
Name and Principal
    Position                Year     Salary    Bonus      Other(1)


Eugene W. Landy             1996      None      None      $63,530
Chief Executive Officer     1995      None      None      $55,545
                            1994      None      None      $47,350

(1) Represents directors' fees as well as legal and other fees to the firm of Landy & Landy.

Overview and Philosophy

     The Company has a Compensation Committee consisting of two independent outside Directors. This Committee is responsible for making recommendations to the Board of Directors concerning executive compensation. The Compensation Committee takes into consideration three major factors in setting compensation.

     The first consideration is the overall performance of the Company. The Committee believes that the financial interests of the executive officers should be aligned with the success of the Company and the financial interests of its shareholders.

     The second consideration is the individual achievements made by each officer. The Company is relatively small. The Committee is aware of the contributions made by each officer and makes an evaluation of individual performance based on their own familiarity with the officer.

     The final criteria in setting compensation is comparable wages in the industry.

Evaluation

     The Committee reviewed the progress made by Eugene W. Landy, Chief Executive Officer, in locating alternative business and investment opportunities. The Committee decided to recommend that Mr. Landy's annual compensation be increased to $50,000 effective January 1, 1996. The Summary Compensation Table shows an annual compensation to Mr.Landy of $43,030 plus $20,500 in directors' and other legal fees for a total of $63,530 for the year ended March 31, 1996.

Other Information

     Except for specific agreements, the Company has no retirement plan in effect for officers, directors or employees and, at present, has no intention of instituting such a plan.

Comparative Performance by the Company

     The following line graph compares the total return of the Company's Common Stock for the last five fiscal years to the NASDAQ Total Return Index and the NASDAQ Financial Stocks Total Return Index. The total return reflects stock price appreciation and dividend reinvestment for all three comparative indices. The information herein has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness is guaranteed.


      Monmouth Capital             NASDAQ             NASDAQ
        Corporation                 Total            Financial

1991            100                 100                 100
1992             92                 127                 139
1993             81                 147                 198
1994            104                 158                 206
1995             95                 176                 231
1996            111                 239                 318

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     As of March 31, 1996, no person owned of record or was known by the Company to beneficially own more than 5% of the shares, except as follows:



Name and Address                Shares Owned         Percent
of Beneficial Owner             Beneficially         of Class

Eugene W. Landy
20 Tuxedo Road                     142,735            12.53%
Rumson, NJ 07760

James E. Mitchell
611 Anton Blvd.                     62,000             5.45%
Costa Mesa, CA 92626









ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Since the beginning of the Company's last fiscal year, there have been no transactions or proposed transactions in which any of the officers and directors have a material interest.

     The only family relationship between any of the directors or executive officers of the Company is that of Samuel A. Landy, director, who is the son of Eugene W. Landy, president and a director of the Company.

     Eugene W. Landy and Samuel A. Landy are partners in the law firm of Landy & Landy, which firm, or its predecessor firms, have been retained by the Company as legal counsel since the formation of the Company, and which firm the Company proposes to retain as legal counsel for the current fiscal year.

     The New Jersey Supreme Court has ruled that the relationship of directors also serving as outside counsel is not per se improper, but the attorney should fully discuss the issue of conflict with the other directors and disclose it as part of the proxy statement so that shareholders can consider the conflict issue when voting for or against the attorney/director nominee.

     Additional related party transactions are incorporated herein by reference to Part IV, Item 14(a)(1)(vi), Note 10 of the Notes to Consolidated Financial Statements - Payments to Affiliated
Persons and Related Party Transactions.

                                 PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS
ON FORM 8-K


(a) (1)   The following Financial Statements are filed as part of
this report:

                                                           Page

(i)       Independent Auditors' Report                      19

(ii)      Consolidated Balance Sheets as of
            March 31, 1996 and 1995                        20-21

(iii)     Consolidated Statements of Income
           for the years ended March 31, 1996,
           1995 and 1994                                    22

(iv)      Consolidated Statements of Shareholders'
           Equity for the years ended March 31, 1996,
           1995 and 1994                                    23

(v)       Consolidated Statements of Cash Flows
           for the years ended March 31, 1996, 1995
           and 1994                                         24

(vi)      Notes to Consolidated Financial Statements      25-32

(a) (2)   Financial Statement schedules are omitted
           for the reason that they are not required, are not applicable, or the required information is set forth in the financial statements or notes thereto.

                                  PART IV

(a) (3) The Exhibits set forth in the following index of Exhibits are filed as a part of this Report.


Exhibit No.                   Description

     (2)       Plan of Acquisition, Reorganization, Arrangement,
                Liquidation, or Succession - Not Applicable

     (3) Articles of Incorporation and By-Laws - Reference is hereby made to that filed with the Securities and Exchange Commission with the Company's
               Form 10-K/A No. 2 for the year ended March 31, 1994.

     (4)       Instruments Defining the Rights of Security
                Holders, including Indentures - Not Applicable

     (9)       Voting Trust Agreement - Not Applicable

     (10)      Material Contracts - Not Applicable

     (11)      Statement re:  Computation of Per Share Earnings -
                Not Applicable

     (12)      Statement re:  Computation of Ratios -
                Not Applicable

     (13)      Annual Report to Security Holders, Form 10-Q or
                Quarterly Report to Shareholders - Not Applicable

     (16)      Letter re:  Change in Certifying Accountant -
                Not Applicable

     (18)      Letter re:  Change in Accounting Principles -
                Not Applicable

     (19)      Previously Unfiled Documents - Not Applicable

     (21)      Subsidiaries of the Registrant - During fiscal
                1994, the Registrant formed a wholly-owned subsidiary, The Mobile Home Store, Inc. to finance and sell manufactured homes. This subsidiary was incorporated in the State of New Jersey.

     (22)      Published Report re:  Matters Submitted to Vote of
                Security Holders - Not Applicable

     (23)      Consents of Experts and Counsel - Not Applicable

     (24)      Power of Attorney - Not Applicable

Exhibit No.                   Description


     (27)      Financial Data Schedule

     (28)      Information from Reports Furnished to State
                Insurance Regulatory Authorities - Not Applicable

     (29)      Additional Exhibits - None

Reports on Form 8-K   -  None

                 INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
Monmouth Capital Corporation
Eatontown, New Jersey


     We have audited the accompanying consolidated balance sheets of Monmouth Capital Corporation as of March 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monmouth Capital Corporation at March 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 1996 in conformity with generally accepted accounting principles.




                                   /s/ Cowan, Gunteski & Co.




May 20, 1996
Toms River, New Jersey

                  MONMOUTH CAPITAL CORPORATION
                   CONSOLIDATED BALANCE SHEETS
                       AS OF MARCH 31,

          ASSETS
                                                  1996         1995
Current Assets:
  Cash                                       $   94,625   $  205,804
  Accounts Receivable                            75,752       18,704
  Interest Receivable                            32,842       48,373
  Securities Available for Sale at
    Fair Value (cost $983,788 and
    $1,013,250 at March 31, 1996 and
    1995, respectively)                         966,614    1,022,315
  Inventory                                   1,168,216      448,116
  Prepaid Expenses and Other Current Assets      56,290       62,727
  Current Portion of Loans Receivable           523,021      500,569
                                             __________   __________

    Total Current Assets                      2,917,360    2,306,608
                                             __________   __________
Long Term Assets:

  Real Estate Investments:
   Land                                        172,000      172,000
   Building and Improvements net of
     accumulated depreciation of $37,487
     and $12,492, respectively                 937,213      962,208
                                            __________   __________

     Total Real Estate Investments           1,109,213    1,134,208
                                            __________   __________
  Loans Receivable:
   Performing                                1,436,625      853,640
   Non-Performing (less allowance for
     losses of $119,753 in 1996 and
     1995.)                                    288,849      278,849
                                            __________   __________

   Total Loans Receivable                    1,725,474    1,132,489
                                            __________   __________

   Securities Held to Maturity                     -0-      494,737
                                            __________   __________

    Total Long-Term Assets                   2,834,687    2,761,434
                                            __________   __________

TOTAL ASSETS                                $5,752,047   $5,068,042
                                            ==========   ==========
          See Accompanying Independent Auditors' Report and
              Notes to Consolidated Financial Statements

                                  -20-

                     MONMOUTH CAPITAL CORPORATION
                 CONSOLIDATED BALANCE SHEETS (CONTINUED)
                          AS OF MARCH 31,

    LIABILITIES AND SHAREHOLDERS' EQUITY
                                              1996         1995
Current Liabilities:

  Accounts Payable and Accrued Expenses   $  240,801   $  202,371
  Loans Payable                              726,587      319,040
                                          __________   __________

Total Current Liabilities                    967,388      521,411
Other Liabilities                             77,904       69,341
                                          __________   __________

TOTAL LIABILITIES                          1,045,292      590,752
                                          __________   __________
Shareholders' Equity:
  Common Stock (par value $1.00 per
    share; authorized 10,000,000 shares;
    issued and outstanding 1,139,184 and
    1,100,071 shares respectively in 1996
    and 1995.)                             1,139,184    1,100,071
  Additional Paid-In Capital               2,662,555    2,596,172
  Unrealized Investment Gain (Loss)          (17,174)       9,065
  Retained Earnings                          922,190      771,982
                                          __________   __________

Total Shareholders' Equity                 4,706,755    4,477,290
                                          __________   __________

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                    $5,752,047   $5,068,042
                                          ==========   ==========



             See Accompanying Independent Auditors' Report and
                Notes to Consolidated Financial Statements


                     MONMOUTH CAPITAL CORPORATION
                   CONSOLIDATED STATEMENTS OF INCOME
                     FOR THE YEARS ENDED MARCH 31,



                              1996          1995         1994

INCOME:

  Sales of Mobile Homes   $1,724,021    $  968,990   $  117,553
  Interest Income            360,076       198,743      297,032
  Rental Income              174,879       162,998          -0-
  Other Income               385,161         7,988        4,678
                          __________     _________   __________

    Total Income           2,644,137     1,338,719      419,263
                          __________     _________   __________
EXPENSES:

  Cost of Manufactured
    Home Sales             1,397,389       648,836       74,423
  Selling Expense            132,707        79,037       13,643
  Salaries and Employee
   Benefits                  174,525       125,453      101,177
  Professional Fees          136,908        95,426       78,381
  Interest Expense            68,248        31,746       51,049
  Other                      357,473       169,169       92,483
                          __________    __________   __________

    Total Expenses         2,267,250     1,149,667      411,156
                          __________    __________   __________
  Income Before
   Income Taxes              376,887       189,052        8,107

  Income Taxes               171,308        87,200        5,286
                           _________      ________    _________


NET INCOME                 $ 205,579     $ 101,852    $   2,821
                           =========     =========    =========

NET INCOME PER SHARE       $     .18     $     .16    $     .01
                           =========     =========    =========

WEIGHTED AVERAGE
  SHARES OUTSTANDING       1,111,624       646,693      510,680
                           =========     =========    =========

             See Accompanying Independent Auditors' Report and
                Notes to Consolidated Financial Statements

                                  -22-

                       MONMOUTH CAPITAL CORPORATION
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                     Additional  Unrealized
                    Common Stock       Paid-In   Investment    Retained
                  Number     Amount    Capital   Gain (Loss)   Earnings
Balance
March 31, 1993    510,680 $ 510,680  $1,572,567   $     -0-  $  810,300

Net Income            -0-       -0-         -0-         -0-       2,821

Distributions         -0-       -0-         -0-         -0-    (117,457)
               __________ _________  __________   _________  __________
Balance
March 31, 1994    510,680   510,680   1,572,567         -0-     695,664

Common Stock
 Issued with
 the Rights
 Offering         589,391   589,391    1,023,605        -0-         -0-

Net Income            -0-       -0-          -0-        -0-     101,852

Distributions         -0-       -0-          -0-        -0-     (25,534)

Unrealized
 Investment
 Gain                 -0-       -0-          -0-      9,065         -0-
               __________ _________  ___________  _________  __________
Balance
March 31,1995  1,100,071  1,100,071    2,596,172      9,065     771,982

Common Stock
 Issued with
 the Dividend
 Reinvestment
 and Stock
 Purchase Plan    39,113     39,113       66,383        -0-         -0-

Net Income           -0-        -0-          -0-        -0-     205,579

Distributions        -0-        -0-          -0-        -0-     (55,371)

Unrealized
 Investment
 Loss                -0-        -0-          -0-    (26,239)        -0-
               _________ __________  ___________  _________  ___________
Balance
March 31,1996  1,139,184 $1,139,184  $ 2,662,555  $ (17,174)   $922,190
               ========= ==========   ==========  =========    ========
             See Accompanying Independent Auditors' Report and
                Notes to Consolidated Financial Statements

                                -23-

                      MONMOUTH CAPITAL CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE YEARS ENDED MARCH 31,

                                 1996          1995        1994
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                   $  205,579  $   101,852  $     2,821
Depreciation & Amortization      24,995       12,492        7,194
Changes in Operating Assets
 and Liabilities:
  Accounts Receivable           (57,048)       2,282       22,411
  Allowance for Losses              -0-          -0-      (14,683)
  Interest Receivable            15,531      (10,543)      24,568
  Inventory                    (720,100)    (282,603)    (165,513)
  Prepaid Expenses and Other
    Current Assets                6,437       34,761      (50,584)
  Accounts Payable and
    Accrued Expenses             38,430       72,497       80,481
  Other                           8,563       39,733       11,809
                             __________  ___________  ___________
Net Cash Used by
  Operating Activities         (477,613)     (29,529)     (81,496)
                             __________  ___________  ___________

CASH FLOWS FROM INVESTING ACTIVITIES
  New Loans                  (1,405,605)    (644,634)         -0-
  Collections and Other
    Decreases in Loans
    Receivable                  790,168      111,876    1,495,885
  Purchase of Securities
    Available for Sale              -0-   (1,003,125)    (506,875)
  Decrease in Securities
    Available for Sale          524,199       11,161    1,091,007
  Purchase of Real Estate
    Investments                     -0-          -0-   (1,146,700)
Net Cash Provided (Used)     __________  ___________  ___________
   by Investing Activities      (91,238)  (1,524,722)     933,317
                             __________  ___________  ___________

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal Payments of
   Notes and Debentures             -0-          -0-   (1,000,000)
  Net Increase in Loans
   Payable                      407,547       41,171      277,869
  Dividends Paid                (55,371)     (25,534)    (117,457)
  Proceeds from Issuance of
   Class A Common Stock         105,496    1,612 996          -0-
Net Cash Provided (Used) by  __________  ___________  ___________
   Financing Activities         457,672    1,628,633     (839,588)
                             __________  ___________  ___________
  Net Increase (Decrease)
   in Cash                     (111,179)      74,382       12,233
  Cash at Beginning of Year     205,804      131,422      119,189
                             __________  ___________  ___________
  Cash at End of Year        $   94,625  $   205,804  $   131,422
                             ==========  ===========  ===========
             See Accompanying Independent Auditors' Report and
                Notes to Consolidated Financial Statements

                                 -24-

                       MONMOUTH CAPITAL CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MARCH 31, 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of the Business

     Monmouth Capital Corporation (the Company) is a corporation organized in New Jersey which commenced operations in 1961. Until 1993, the Company was an investment company under the Investment Company Act of 1940 and a small business investment company licensed under the Small Business Investment Company Act of 1958. The Company currently receives rental income from one real estate investment.
The Company also sells and finances manufactured homes.

Revenue Recognition

     Sale of mobile homes is recognized on the full accrual basis when certain criteria are met. These criteria include the following:
(a) initial and continuing payment by the buyer must be adequate;
(b) the receivable, if any, is not subject to future subordination;
(c) the benefits and risks of ownership are substantially transferred to the buyer; and (d) the Company does not have a substantial continued involvement with the home after the sale. Alternatively, when the foregoing criteria are not met, the Company recognizes gains by the installment method. Interest income on loans receivable is not accrued when, in the opinion of management, the collection of such interest appears doubtful. Rental income is recognized on the straight-line basis over the term of the lease.

Building and Improvements

     Building and Improvements are stated at the lower of depreciated cost or net realizable value. Depreciation is computed based on the straight-line method over the estimated useful life of the assets
(39 years).

Investments in Debt and Equity Securities

     During 1994, the Company adopted Statement of Financial Accounting Standards No. 115. Securities Held-to-Maturity are carried at amortized cost. Securities Available-for-Sale are carried at fair value with unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders' Equity until realized. Effective October 1, 1995, the Company reclassified its Securities Held to Maturity to Securities Available for Sale.

Inventories

     Inventories, consisting of manufactured homes for sale, are valued at the lower of cost or market value and are determined by the specific identification method. All inventories are considered finished goods.
                             -25-

Income Taxes

     The Company has adopted Statement of Financial Accounting
Standards No. 109. Income taxes are accounted for by the asset/ liability method.

Earnings Per Share

     Net income per share is computed using the weighted average number of shares outstanding, adjusted for the exercise, or potential exercise, of any dilutive outstanding stock options (See Note 6).

Recent Accounting Pronouncements

     In March, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121), which is effective for financial statements issued for fiscal years beginning after December 15, 1995. The implementation of SFAS 121 is not expected to have a material impact on the financial position or results of operations of the Company.

Reclassifications

     Certain amounts in the consolidated financial statements for prior years have been reclassified to conform to the current year presentation. These reclassifications have no effect on net income.

NOTE 2 - INVESTMENT IN SUBSIDIARY

     The Company formed a wholly-owned subsidiary, The Mobile Home Store, Inc. (MHS), to finance and sell manufactured homes. MHS was incorporated in the State of New Jersey on July 28, 1993. The consolidated financial statements of the Company include the accounts of MHS. All intercompany transactions and balances have been eliminated in consolidation.

NOTE 3 - LOANS RECEIVABLE

     The following is a summary of the loans held by the Company at March 31, 1996 and 1995:

                                   Maturity      Balance
                           Rate      Date   3/31/96    3/31/95

J. Trombe Flooring Co.*     12%      1994 $  408,602 $  398,602
Motel Associates of
 Columbus                   13%      1994    381,320    391,884
ICS Acquisitions, Inc.      13.5%    1999        -0-    247,500
ICS Acquisitions, Inc.      13%      1999        -0-     50,000
Financed Manufactured
 Home Units              10%-12% various   1,578,326    664,825
                                          __________ __________

  Total Loans Receivable                   2,368,248  1,752,811

Allowance for Losses                         119,753    119,753
                                          __________ __________
  Net Loans Receivable                     2,248,495  1,633,058
Current Portion                              523,021    500,569
                                          __________ __________
Long-Term Portion                         $1,725,474 $1,132,489
                                          ========== ==========

* Non-performing loan


     During 1994, MHS began selling manufactured home units and financing these sales. At March 31, 1996 and 1995, financed manufactured home units consist of fifty-six and twenty-two loans, respectively. These loans range from approximately $5,000 to approximately $62,000 and are collateralized by manufactured homes.

     At March 31, 1996 and 1995, the Company had one loan which was considered non-performing. The borrower has resumed making payments. However, the Company has initiated foreclosure proceedings. Foregone interest on non-performing loans amounted to $-0-, $19,930 and $52,840 for the years ended March 31, 1996, 1995 and 1994, respectively.

     On April 25, 1995, ICS Acquisitions, Inc. repurchased its $50,000 subordinated convertible debenture for a purchase price of $396,291, a gain of $346,291. This gain is included in Other Income. The purchase price was to have been paid in quarterly installments over a five-year period together with interest at prime plus two percent with a minimum rate of 8% and a maximum rate of 13%. On January 4, 1996, ICS fully repaid all of its debt obligations.

     During April and May of 1995, an additional $19,000 was advanced to Trombe Flooring, Inc. for improvements to the property.

NOTE 4 - INVESTMENTS IN DEBT AND EQUITY SECURITIES

     The following is a summary of investments in debt and equity securities at March 31, 1996 and 1995:

                                       Cost          Carrying Value
Description                          3/31/96       3/31/96    3/31/95

U.S.Treasury Notes, $500,000
 CPJJ,7.5%,1/31/97                  $501,562      $508,125   $1,012,190

Government National
  Mortgage Association
    6.5%, 2/20/1014                  472,101       441,794      494,737*

Tork Time Control, Inc.
 1,500 shares                         10,125        16,695       10,125
                                    ________      ________   __________
                                    $983,788      $966,614   $1,517,052
                                    ========      ========   ==========

          *Classified as Securities Held to Maturity at March 31, 1995.

     During 1996, the Company sold $500,000 of its investment in U.S. Treasury Notes at a gain of $4,219. This gain was included in Other Income.

     During 1996 and 1995, the Company purchased securities on margin. This margin loan is due on demand. Interest is calculated based on the Brokers Loan Rate plus 3/4%. At March 31, 1996 and 1995, the margin loans amounted to $243,315 and $196,150, respectively. Interest rates on these loans were at 8.50% and 9.25%, respectively.

NOTE 5 - INVENTORY FINANCING

     On October 6, 1994, the Company entered into an agreement with Deutsche Financial Services (formerly ITT Commercial Finance Corp.) whereby MHS finances its inventory purchases under a $350,000 line of credit. This amount was increased to $550,000 during fiscal 1996. The interest rate is prime for each advance and prime plus 3% after one year. At March 31, 1996, the Company had $483,272 outstanding and $66,728 available on this line of credit. Advances under this line of credit are secured by the manufactured home units for which the advances were made.

NOTE 6 - EMPLOYEE STOCK OPTIONS

     On July 14, 1994, the shareholders approved and ratified the Company's 1994 Stock Option Plan authorizing the grant to officers and key employees of options to purchase up to 300,000 shares of common stock. Options may be granted any time up to December 31, 2003. No option shall be available for exercise beyond ten years. All options are exercisable after one year from the date of grant. The option price shall not be below the fair market value at date of grant. Cancelled or expired options are added back to the "pool" of shares available under the plan.

     As of March 31, 1996, there were 20,000 shares exercisable and 265,000 shares available under the plan. The following is a summary of stock options outstanding as of March 31, 1996:

   Date of   Number of  Number of        Option  Expiration
    Grant    Employees   Shares          Price       Date

   1/4/95         2      20,000          $3.00     1/4/2000
   3/4/96         3      15,000           3.50     3/4/2001
                         ______
                         35,000
                         ======

     In October, 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". This Statement establishes financial accounting and reporting standards for stock-based employee compensation plans.

     SFAS No. 123 provides for a "fair value based method" of accounting for employees stock compensation plans. However, SFAS No. 123 allows an entity to continue following APB Opinion No. 25 and thereby measuring compensation cost under such plans using the "intrinsic value based method" provided certain pro-forma footnote disclosure be made as if the fair value based method was adopted.

     On April 1, 1996, the Company elected to continue following APB Opinion No. 25. The adoption of SFAS No. 123 will not have a material impact on the results of operations or financial position of the Company.

NOTE 7 - RIGHTS OFFERING

     During 1995, the Company completed a Rights Offering in which the Company offered to sell to its shareholders two shares of common stock for each share owned. The rights were exercisable at $3.00 per share. The Company issued 589,173 shares of common stock resulting in gross proceeds of $1,768,173. Net proceeds after expenses, including solicitation fees and legal and other expenses, amounted to $1,612,996.

NOTE 8 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

     Effective August 28, 1995, the Company implemented a Dividend Reinvestment and Stock Purchase Plan (DRIP). Under the terms of the DRIP, shareholders who participate may reinvest all or part of their dividends in additional shares of the Company at approximately 95% of the market price.

     Shareholders may also purchase additional shares at approximately 95% of its market price by making optional cash payments. For the year ended March 31, 1996, the Company received $105,496 from the DRIP. There were 39,113 new shares issued, resulting in 1,139,184 shares outstanding.

     On December 15, 1995, the Company paid $55,371 as a dividend of $.05 per share to shareholders of record November 15, 1995.

NOTE 9 - INCOME TAXES

     For the years ended March 31, 1996, 1995 and 1994, total income tax expense amounted to $171,308, $87,200 and $5,286,respectively.

     The following is a reconciliation of income tax expense at the statutory rate to income tax expense at the Company's effective rate for the years ended March 31, 1996, 1995 and 1994, respectively:

                                       1996         1995       1994
     Computed tax at the expected
       statutory rate                $128,142      $64,278    $1,216
     Surtax Exemption                 (11,750)     (11,750)      -0-
     Deferred income/expenses           9,787        2,833     1,250
     State income taxes - net of
       federal tax benefits            30,563       27,687     2,243
     Other                             14,566        4,152       577
                                     ________      _______    ______

          Income tax expense         $171,308      $87,200    $5,286
                                     ========      =======    ======

     There were no deferred tax assets or liabilities recognized as of March 31, 1996, 1995 and 1994.

NOTE 10 - PAYMENTS TO AFFILIATED PERSONS AND RELATED PARTY
          TRANSACTIONS

Payments to Affiliated Persons

     Total payments to all officers, directors and affiliated persons during the fiscal years ended March 31, 1996, 1995 and 1994 amounted to $103,816, $101,173 and $76,037, respectively.
Eugene W.Landy, President of the Company, received $45,030 $43,450, and $44,350 in management and director fees during the years ended March 31, 1996, 1995 and 1994, respectively. In addition, the firm of Landy & Landy received $18,500, $12,095 and $3,000 in legal fees, respectively.

     Peter J. Weidhorn, a director of the Company, is the chairman, director and major shareholder of ICS Acquisitions, Inc. (ICS), in which the Company had an investment since 1989. On April 28, 1995, ICS repurchased its $50,000 convertible debenture for $396,291. On January 4, 1996, ICS fully repaid its debt obligations to the Company.(See Note 3 of the Notes to Consolidated Financial Statements).

Transactions with United Mobile Homes, Inc.

     MHS has rental expenses to United Mobile Homes, Inc. (United). United owns and operates manufactured home communities. Six Directors of the Company are also Directors and shareholders of United. MHS pays United market rent on sites where MHS has a home for sale. Total site rental expense to United amounted to $54,321 and $8,066, respectively, for the years ended March 31, 1996 and 1995. Effective April 1, 1995, MHS and United entered into an agreement whereby MHS leases space from United to be used as sales lots, at market rates, at most of United's communities. Total rental expense relating to these sales lots amounted to $89,950 for the year ended March 31, 1996

     During fiscal 1996, MHS sold to United twelve homes for a total sales price of $240,109 at MHS's cost. These sales represented 12% of total sales made by MHS during the year. These manufactured homes were available through MHS, but could have been acquired by United from a third party at approximately the same price.

     During the years ended March 31, 1996 and 1995, MHS acquired certain inventory from United. These purchases amounted to $143,983 and $209,300 representing 7% and 22%, respectively, of total purchases made by MHS during fiscal 1996 and 1995. This inventory was available through United, but could have been acquired from a third-party at approximately the same cost.

NOTE 11 - GROUP CONCENTRATIONS OF CREDIT RISK

     The Company has made loans to small business concerns and to individuals located throughout the Northeast region of the United States. The loan portfolio is diversified. Generally, loans are collateralized by commercial or residential real property, including manufactured homes. At March 31, 1996 and 1995, all loans were secured.

NOTE 12 - INVESTMENT COMPANY DEREGISTRATION

     On October 1, 1992, the shareholders reaffirmed their approval of the extension of a resolution authorizing the Board of Directors to cause the Company to cease to be a Small Business Investment Company. The Company surrendered its license to the Small Business Administration (SBA) and filed a deregistration application with the Securities and Exchange Commission (SEC). On January 15, 1993, the SBA approved the surrender of the Company's license. On
July 20, 1993, the SEC accepted the Company's application to cease to be an investment company.

NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid during the years ended March 31, 1996, 1995 and 1994 for interest and taxes are as follows:

                          3/31/96      3/31/95     3/31/94

      Interest           $ 68,248      $ 31,746    $  76,978

      Taxes               142,135        (3,259)      53,926

NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company is required to disclose certain information about fair values of financial instruments, as defined in Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of
Financial Instruments."

LIMITATIONS

     Estimates of fair value are made at a specific point in time based upon where available, relevant market prices and information about the financial instrument. Such estimates do not include any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. For a portion of the Company's financial instruments, no quoted market value exists. Therefore, estimates of fair value are necessarily based on a number of significant assumptions (many of which involve events outside the control of management). Such assumptions include assessments of current economic conditions, perceived risks associated with these financial instruments and their counterparties, future expected loss experience and other factors. Given the uncertainties surrounding these assumptions, the reported fair values represent estimates only, and, therefore, cannot be compared to the historical accounting model. Use of different assumptions or methodologies is likely to result in significantly different fair value estimates.

     The fair value of cash and cash equivalents and loans receivable approximates their current carrying amounts since all such items are short-term in nature. The fair value of loans payable approximates their current carrying amounts since such amounts payable are at a current market rate of interest.

                                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MONMOUTH CAPITAL CORPORATION


Date: June 25, 1996                By:  /s/Eugene W. Landy
                                        EUGENE W. LANDY
                                        President and Director




Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.





Date:  June 25, 1996                By:  /s/Boniface DeBlasio
                                         Boniface DeBlasio,
                                         Chairman of the Board
                                         and Director


Date:  June 25, 1996                By:  /s/Eugene W. Landy
                                         Eugene W. Landy, President
                                         and Director


Date:  June 25, 1996                By:  /s/Ernest V. Bencivenga
                                         Ernest V. Bencivenga,
                                         Secretary/Treasurer
                                         and Director


Date:  June 25, 1996                By:  /s/Anna T. Chew
                                         Anna T. Chew, Controller and
                                         Director


Date:  June 25, 1996                By:  /s/Charles P. Kaempffer
                                         Charles P. Kaempffer, Director

Date:  June 25, 1996                 By:  /s/Samuel A. Landy
                                          Samuel A. Landy, Director


Date:  June 25, 1996                 By:  /s/James E. Mitchell
                                          James E. Mitchell, Director


Date:  June 25, 1996                 By:  /s/W. Dunham Morey
                                          W. Dunham Morey, Director


Date:  June 25, 1996                 By:  /s/Robert G. Sampson
                                          Robert G. Sampson, Director


Date:  June 25, 1996                 By:  /s/Peter J. Weidhorn
                                          Peter J. Weidhorn, Director