Form 10-Q
period 1996-06-30
MONMOUTH CAPITAL CORP
filed 1996-08-14
CIK 67618

FORM 10-Q
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.20549



 (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from
____________________to__________________

For the Quarter ended               Commission File No.
   June 30, 1996                          0-24282

                MONMOUTH CAPITAL CORPORATION
   (Exact Name of Registrant as Specified in its Charter)

    New Jersey                        21-0740878
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

     125 Wyckoff Road, Eatontown, New Jersey       07724
  (Address of Principal Executive Office)       (Zip Code)

Registrant's  telephone number, including area code:(908)542-4927

____________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding
12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark whether the financial statements required by instruction H have been reviewed by an independent public accountant. Yes ___ No X

The number of shares or other units outstanding of each of the issuer's classes of securities as of June 30, 1996 was 1,151,112 shares.

                MONMOUTH CAPITAL CORPORATION
          FOR THE THREE MONTHS ENDED JUNE 30, 1996


                          CONTENTS


PART I - FINANCIAL INFORMATION                     PAGE NO.

    Item 1 - Financial Statements (Unaudited):

     Consolidated Balance Sheets                      3-4

     Consolidated Statements of Income                 5

     Consolidated Statements of Cash Flows             6

     Notes to Consolidated Financial Statements        7

    Item 2 - Management's Discussion and Analysis of
     Financial Condition and Results of Operations    8-9

PART II - OTHER INFORMATION                           10

SIGNATURES                                            11


                MONMOUTH CAPITAL CORPORATION
                 CONSOLIDATED BALANCE SHEETS
           AS OF JUNE 30, 1996 AND MARCH 31, 1996

             ASSETS
                                   6/30/96      3/31/96
Current Assets:
  Cash                           $ 260,783    $  94,625
  Accounts Receivable               17,561       75,752
  Interest Receivable               43,057       32,842
  Securities Available for Sale at
    Fair Value (cost $975,800 and
    $983,788 at June 30, 1996 and
    March 31, 1996, respectively)  949,515      966,614
  Inventory                      1,610,867    1,168,216
  Prepaid Expenses and Other
    Current Assets                  51,095       56,290
  Current Portion of Loans
    Receivable                     566,913      523,021
                                 _________    _________

    Total Current Assets         3,499,791    2,917,360
                                 _________    _________
Long Term Assets:

  Real Estate Investments:
    Land                           172,000      172,000
    Building and Improvements
     net of accumulated
     depreciation of $43,733 and
     $37,487, respectively         930,967      937,213
                                 _________    _________

   Total Real Estate Investments 1,102,967    1,109,213
                                 _________    _________
   Loans Receivable:
     Performing                  1,493,550    1,436,625
     Non-Performing (less
       allowance for losses of
       $119,753 at June 30, 1996
       and March 31, 1995)         288,849      288,849
                                 _________    _________

   Total Loans Receivable        1,782,399    1,725,474
                                 _________    _________

       Total Long-Term Assets    2,885,366    2,834,687
                                 _________    _________

TOTAL ASSETS                    $6,385,157   $5,752,047
                                ==========   ==========
                         -UNAUDITED-
     See Notes to the Consolidated Financial Statements
                             -3-


                MONMOUTH CAPITAL CORPORATION
             CONSOLIDATED BALANCE SHEETS (Cont.)
           AS OF JUNE 30, 1996 AND MARCH 31, 1996


                                   6/30/96        3/31/96


     LIABILITIES AND SHAREHOLDERS' EQUITY


Current Liabilities:

 Accounts Payable and Accrued
   Expenses                      $  111,862     $  240,801
   Loans Payable                  1,446,508        726,587
                                 __________     __________

     Total Current Liabilities    1,558,370        967,388
Other Liabilities                    82,268         77,904
                                 __________     __________
     Total Liabilities            1,640,638      1,045,292
                                 __________     __________

Shareholders' Equity:
   Capital Stock  (Authorized
   10,000,000 shares par value
   $1.00;  Issued and outstanding
   1,151,112 shares at June 30,
   1996 and 1,139,184 shares at
   March 31, 1996)                1,151,112      1,139,184
   Additional Paid-in Capital     2,692,329      2,662,555
   Unrealized Investment Loss       (26,291)       (17,174)
   Retained Earnings                927,369        922,190
                                 __________     __________
     Total Shareholders' Equity   4,744,519      4,706,755
                                 __________     __________

     TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY       $6,385,157     $5,752,047
                                 ==========     ==========





                         -UNAUDITED-
     See Notes to the Consolidated Financial Statements
                             -4-



                MONMOUTH CAPITAL CORPORATION
              CONSOLIDATED STATEMENTS OF INCOME
     FOR THE THREE  MONTHS ENDED JUNE 30, 1996 AND 1995


                                   1996        1995
 INCOME:
 Sales of Manufactured Homes   $  577,485   $  311,937
 Interest Income                   79,593       82,600
 Rental Income                     35,108       40,472
 Other Income                      20,528       29,825
                                _________    _________
   Total Income                   712,714      464,834
                                _________    _________
EXPENSES:
 Cost of Sales of
   Manufactured  Homes            457,449      250,531
 Selling Expense                   34,600       20,589
 Salaries & Employee Benefits      53,345       33,985
 Professional Fees                 28,670       31,290
 Interest Expense                  25,482        9,318
 Other Expenses                   104,589       60,521
                                _________    _________
   Total Expenses                 704,135      406,234
                                _________    _________
 Income Before Income
   Taxes                            8,579       58,600
 Income Taxes                       3,400       23,900
                                _________    _________

NET INCOME                     $    5,179   $   34,700
                                =========    =========

NET INCOME PER SHARE           $      --    $     0.03
                                =========    =========
WEIGHTED AVERAGE
    SHARES OUTSTANDING          1,148,084    1,100,071
                                =========    =========

                         -UNAUDITED-
       See Notes to Consolidated Financial Statements
                             -5-


                MONMOUTH CAPITAL CORPORATION
            CONSOLIDATED STATEMENTS OF CASH FLOW
      FOR THE THREE MONTHS ENDED JUNE 30, 1996 and 1995

                                        1996         1995

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                             $   5,179  $  34,700
 Depreciation and Amortization              6,246      3,123
 Changes In:
   Accounts Receivable                     58,191     10,445
   Interest Receivable                    (10,215)   (24,692)
   Inventory                             (442,651)   (44,676)
   Prepaid Expenses and Other
     Current Assets                         5,195      5,001
   Accounts Payable and
     Accrued Expenses                    (128,939)  (107,504)
   Other                                    4,364    327,994
                                         ________   ________
 Net Cash Provided (Used) by
     Operating Activities                (502,630)   204,391
                                         ________   ________
CASH FLOWS FROM INVESTING ACTIVITIES
   Loans Made                            (174,692)  (540,833)
   Collections and Other Decreases
     in Loans                              73,875     42,074
   Decrease in Securities                   7,982      3,700
                                         ________   ________
Net Cash Used by Investing Activities     (92,835)  (495,059)
                                         ________   ________

CASH FLOWS FROM FINANCING ACTIVITIES
   Net Increase in Loans Payable          719,921    293,203
   Proceeds from the Issuance of
     Class A Common Stock                  41,702       -0-
   Costs Associated with the Issuance
     of Class A Common Stock                  -0-    (19,246)
                                         ________   ________
Net Cash  Provided by Financing
     Activities                           761,623    273,957
                                         ________   ________

Net Increase (Decrease) in Cash           166,158    (16,711)
Cash at Beginning of Period                94,625    205,804
                                         ________   ________
Cash at End of Period                   $ 260,783  $ 189,093
                                         ========   ========
CASH PAID DURING THE PERIOD
  FOR INTEREST                          $  25,482  $   9,318
                                         ========   ========
  FOR TAXES                             $ 139,000  $  63,877
                                         ========   ========
                         -UNAUDITED-
     See Notes to the Consolidated Financial Statements
                             -6-


                MONMOUTH CAPITAL CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 1996


NOTE 1 - ACCOUNTING POLICY

The interim consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows at June 30, 1996 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. Certain footnotes disclosures which would substantially duplicate the disclosures contained in the audited financial statements and notes thereto included in the annual report of Monmouth Capital Corporation (the Company) for the year ended March 31, 1996 have been omitted.

NOTE 2 - LOANS RECEIVABLE

In conjunction with the sale of manufactured homes, loans totaling $174,692 were made for the three months ended June
30, 1996. Loans are primarily at 10%-15% for fifteen years and secured by the property.

Collections and other decreases of loans receivable totalled
$73,875  for the three months  ended June 30, 1996.

NOTE 3 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

For the three months ended June 30, 1996, the  Company
received $41,702 from the Dividend Reinvestment and Stock
Purchase Plan (DRIP).    There were 11,928 new shares
issued, resulting in 1,151,112 shares outstanding.

NOTE 4 - SUBSEQUENT EVENT

On July 2, 1996, the Company purchased $200,000 of marketable securities. These securities are classified as Securities Available for Sale.

                MONMOUTH CAPITAL CORPORATION
            MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION

Net cash used by operations for the three months ended June
30, 1996 amounted to $502,630 as compared to net cash provided by operations of $204,391 for the three months ended June 30, 1995. This decrease is primarily due to the purchase of manufactured home inventory by The Mobile Home
Store, Inc. (MHS), the Company's wholly-owned subsidiary.
MHS is in the process of opening a new Sales Center.

Loans Receivable increased by $100,817 during the three months ended June 30, 1996. This was the result of new loans made of $174,692 offset by $73,875 in collections.

Inventory increased by $442,651 during the three months ended June 30, 1996 as a result of increased purchases of manufactured homes for sale to be used as models for the new sales center.

Loans payable increased by $719,921 during the three months ended June 30, 1996. Proceeds from these loans were used to finance inventory purchases as well as manufactured home sales to customers.

Effective August 28, 1995, the Company implemented a Dividend Reinvestment and Stock Purchase Plan (DRIP). Under the terms of the DRIP, shareholders who participate may invest all or part of their dividends in additional shares of the Company at approximately 95% of the market price. Shareholders may also purchase additional shares at approximately 95% of their market price by making optional cash payments. For the three months ended June 30, 1996, the Company raised $41,702 from the DRIP, resulting in 11,928 new shares issued.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Income is comprised primarily of sales of manufactured homes, interest income and rental income. Sales of manufactured homes amounted to $577,485 for the three months ended June 30, 1996 as compared to $311,937 for the three months ended June 30, 1995. MHS has been experiencing increased sales since its inception in fiscal 1994.

                MONMOUTH CAPITAL CORPORATION
            MANAGEMENT'S DISCUSSION AND ANALYSIS
  OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Cont.)

Rental Income amounted to $35,108 for the three months ended June 30, 1996 as compared to $40,472 for the three months
ended June 30, 1995.   Rental income is attributable to the
Company's purchase of a net-leased industrial building on March 31, 1994.

Interest income remained relatively stable for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

The increase in Cost of Sales of Manufactured Homes and Selling Expense is directly attributable to the increase in sales of manufactured homes made by MHS. Interest expense increased to $25,482 for the three months ended June 30, 1996 as compared to $9,318 for the three months ended June
30, 1995. The increase in interest expense is due to an increase in loans payable.

Salaries and Employee Benefits increased to $53,345 for the three months ended June 30, 1996 as compared to $33,985 for the three months ended June 30, 1995. This increase is primarily due to increased personnel.

Other Expenses increased to $104,589 for the three months ended June 30, 1996 as compared to $60,521 for the three months ended June 30, 1995 primarily due to the expansion of the operations of MHS.

LIQUIDITY AND CAPITAL RESOURCES

The Company is currently engaged in real estate activities, including the sale and financing of manufactured homes.

The Company has a $750,000 line of credit with Deutsche
Financial Services to finance its inventory purchases. As of June 30, 1996, this line was fully utilized

The Company's ability to generate adequate cash to meet its needs is dependent primarily on its real estate investment, leveraging of its real estate investment, the success of the sale of financing of manufactured homes, collections receivable, availability of bank borrowings, the Dividend Reinvestment and Stock Purchase Plan and access to the capital markets.

                MONMOUTH CAPITAL CORPORATION
                 PART II - OTHER INFORMATION
          FOR THE THREE MONTHS  ENDED JUNE 30, 1996




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




                MONMOUTH CAPITAL CORPORATION




Date: August 6, 1996         By:  /s/Eugene W. Landy
                                  EUGENE W. LANDY
                                  President



Date: August 6, 1996         By:  /s/Anna T. Chew
                                  ANNA T. CHEW
                                  Controller