Form 10-Q
period 1996-09-30
MONMOUTH CAPITAL CORP
filed 1996-11-14
CIK 67618

FORM 10-Q
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.20549



 (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from
____________________to__________________

For the Quarter ended               Commission File No.
 September 30, 1996                       0-24282

                MONMOUTH CAPITAL CORPORATION
   (Exact Name of Registrant as Specified in its Charter)

    New Jersey                        21-0740878
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

     125 Wyckoff Road, Eatontown, New Jersey       07724
  (Address of Principal Executive Office)       (Zip Code)

Registrant's telephone number, including area code: (908) 542-4927

____________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Indicate by check mark whether the financial statements required by instruction H have been reviewed by an independent public accountant. Yes ___ No X

The number of shares or other units outstanding of each of the issuer's classes of securities as of November 1, 1996 was 1,153,970 shares.

                MONMOUTH CAPITAL CORPORATION
        FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996


                          CONTENTS


PART I - FINANCIAL INFORMATION                   PAGE NO.

    Item 1 - Financial Statements (Unaudited):

     Consolidated Balance Sheets                      3-4

     Consolidated Statements of Income                 5

     Consolidated Statements of Cash Flows             6

     Notes to Consolidated Financial Statements        7

    Item 2 - Management's Discussion and Analysis of
     Financial Condition and Results of Operations   8-10

PART II - OTHER INFORMATION                           11

SIGNATURES                                            12


                MONMOUTH CAPITAL CORPORATION
                 CONSOLIDATED BALANCE SHEETS
         AS OF SEPTEMBER 30, 1996 AND MARCH 31, 1996

             ASSETS
                                   9/30/96      3/31/96
Current Assets:
  Cash                           $ 202,231    $  94,625
  Accounts Receivable               62,201       75,752
  Interest Receivable               34,064       32,842
  Securities Available for Sale
    at Fair Value(cost $1,136,224
    and $983,788 at September 30,
    1996 and March 31, 1996,
    respectively)                1,142,318      966,614
  Inventory                      1,504,188    1,168,216
  Prepaid Expenses and Other
    Current Assets                  48,003       56,290
  Current Portion of Loans
    Receivable                     491,980      523,021
                                 _________    _________

    Total Current Assets         3,484,985    2,917,360
                                 _________    _________
Long Term Assets:

  Real Estate Investments:
    Land                           172,000      172,000
    Building and Improvements
     net of accumulated
     depreciation of $49,979 and
     $37,487, respectively         924,721      937,213
                                 _________    _________

   Total Real Estate Investments 1,096,721    1,109,213
                                 _________    _________
   Loans Receivable:
     Performing                  1,563,662    1,436,625
     Non-Performing (less
       allowance for losses of
       $119,753 at September 30,
       1996 and March 31, 1995)    288,849      288,849
                                 _________    _________

   Total Loans Receivable        1,852,511    1,725,474
                                 _________    _________

       Total Long-Term Assets    2,949,232    2,834,687
                                 _________    _________

TOTAL ASSETS                    $6,434,217   $5,752,047
                                ==========   ==========
                         -UNAUDITED-
     See Notes to the Consolidated Financial Statements
                             -3-


                MONMOUTH CAPITAL CORPORATION
             CONSOLIDATED BALANCE SHEETS (Cont.)
         AS OF SEPTEMBER 30, 1996 AND MARCH 31, 1996

                                 9/30/96           3/31/96


     LIABILITIES AND SHAREHOLDERS' EQUITY


Current Liabilities:

 Accounts Payable and Accrued
   Expenses                      $  127,262     $  240,801
   Loans Payable                  1,408,073        726,587
   Dividend Payable                  57,700            -0-
                                 __________     __________

     Total Current Liabilities    1,593,035        967,388
Other Liabilities                    82,554         77,904
                                 __________     __________
     Total Liabilities            1,675,589      1,045,292
                                 __________     __________

Shareholders' Equity:
   Capital Stock  (Authorized
   10,000,000 shares par value
   $1.00;  Issued and outstanding
   1,153,970 shares at September
   30, 1996 and 1,139,184 shares
   at March 31, 1996              1,153,970      1,139,184
   Additional Paid-in Capital     2,699,474      2,662,555
   Unrealized Investment
   Gain/Loss                          6,094        (17,174)
   Retained Earnings                899,090        922,190
                                 __________     __________
     Total Shareholders' Equity   4,758,628      4,706,755
                                 __________     __________

     TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY       $6,434,217     $5,752,047
                                 ==========     ==========





                         -UNAUDITED-
     See Notes to the Consolidated Financial Statements
                             -4-



                 MONMOUTH CAPITAL CORPORATION
               CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                     Three Months          Six Months
                   1996       1995       1996        1995
INCOME:
 Sales of Manu-
  factured Homes $493,297   $637,528  $1,070,782  $ 949,465
 Interest Income   93,741    108,636     173,334    191,236
 Rental Income     44,630     41,156      88,767     81,628
 Other Income       6,188     27,823      17,687     57,648
                 ________   ________   _________  _________
   Total Income   637,856    815,143   1,350,570  1,279,977
                 ________   ________   _________  _________

EXPENSES:
 Cost of Sales of
  Manufactured
  Homes           383,805    512,328     841,254    762,859
 Interest Expense  32,498     19,371      57,980     28,689
 Selling Expense   47,190     53,567      81,790     74,156
 Salaries &
 Employee Benefits 38,462     46,720      91,807     80,705
 Professional Fees 21,326     24,960      49,996     56,250
 Other Expenses    71,154     83,098     175,743    143,619
                 ________   ________   _________  _________

   Total Expenses 594,435    740,044   1,298,570  1,146,278
                 ________   ________   _________  _________

 Income Before
  Income Taxes     43,421     75,099      52,000    133,699
  Income Taxes     14,000     26,800      17,400     50,700
                 ________   ________   _________  _________


NET INCOME      $  29,421   $ 48,299   $  34,600  $  82,999
                =========   ========   =========  =========

NET INCOME
 PER SHARE      $     .03   $    .04   $     .03  $     .08
                =========   ========   =========  =========

WEIGHTED AVERAGE
 SHARES
 OUTSTANDING    1,153,255  1,100,071   1,150,606  1,100,071
                =========  =========   =========  =========


                          -UNAUDITED-
        See Notes to Consolidated Financial Statements
                              -5-


                MONMOUTH CAPITAL CORPORATION
            CONSOLIDATED STATEMENTS OF CASH FLOW
           FOR THE SIX MONTHS ENDED SEPTEMBER 30,

                                         1996         1995

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                            $  34,600    $  82,999
 Depreciation and Amortization            12,492        6,246
 Changes In:
   Accounts Receivable                    13,551       (1,863)
   Interest Receivable                    (1,222)      (3,304)
   Inventory                            (335,972)    (266,187)
   Prepaid Expenses and Other
     Current Assets                        8,287       16,248
   Accounts Payable and
     Accrued Expenses                   (113,539)     (95,718)
   Other                                   4,650      335,089
                                        ________     ________
 Net Cash Provided (Used) by
     Operating Activities               (377,153)      73,510
                                        ________     ________
CASH FLOWS FROM INVESTING ACTIVITIES
   Loans Made                           (247,817)  (1,030,586)
   Collections and Other Decreases
     in Loans                            151,821      128,283
   Decrease in Securities                 18,584      515,976
   Purchase of Securities Available
     for Sale                           (171,020)         -0-
                                        ________     ________
Net Cash Used by Investing Activities   (248,432)    (386,327)
                                        ________     ________

CASH FLOWS FROM FINANCING ACTIVITIES
   Net Increase in Loans Payable         681,486      218,147
   Proceeds from the Issuance of
     Class A Common Stock                 51,705          -0-
   Costs Associated with the Issuance
     of Class A Common Stock                 -0-      (19,246)
                                        ________     ________
Net Cash Provided by Financing
     Activities                          733,191      198,901
                                        ________     ________

Net Increase (Decrease) in Cash          107,606     (113,916)
Cash at Beginning of Period               94,625      205,804
                                        ________     ________
Cash at End of Period                  $ 202,231    $  91,888
                                       =========    =========
CASH PAID DURING THE PERIOD
  FOR INTEREST                         $  57,980    $  28,689
                                       =========    =========
  FOR TAXES                            $ 145,000    $  90,577
                                       =========    =========
                         -UNAUDITED-
     See Notes to the Consolidated Financial Statements
                             -6-


                MONMOUTH CAPITAL CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1996


NOTE 1 - ACCOUNTING POLICY

The interim consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows at September 30, 1996 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. Certain footnotes disclosures which would substantially duplicate the disclosures contained in the audited financial statements and notes thereto included in the annual report of Monmouth Capital Corporation (the Company) for the year ended March 31, 1996 have been omitted.

NOTE 2 - LOANS RECEIVABLE

In conjunction with the sale of manufactured homes, loans totaling $247,817 were made for the six months ended
September 30, 1996. Loans are primarily at 10%-15% for fifteen years and secured by the property.

Collections and other decreases of loans receivable totalled
$151,821  for the six months  ended September 30, 1996.

NOTE 3 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

For the six months ended September  30, 1996, the  Company
received $51,705 from the Dividend Reinvestment and Stock
Purchase Plan (DRIP).    There were 14,786 new shares
issued, resulting in 1,153,970 shares outstanding.

NOTE 4 - SECURITIES AVAILABLE FOR SALE

On July 2, 1996, the Company purchased $171,020 of marketable securities. These securities are classified as Securities Available for Sale and carried at fair value.

                MONMOUTH CAPITAL CORPORATION
            MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION

Net cash used by operations for the six months ended September 30,1996 amounted to $377,153 as compared to net cash provided by operations of $73,510 for the six months ended September 30, 1995. This decrease is primarily due to the purchase of manufactured home inventory by The Mobile Home Store, Inc. (MHS), the Company's wholly-owned subsidiary. MHS is in the process of opening a new sales center.

Loans Receivable increased by $95,996 during the six months ended September 30, 1996. This was the result of new loans made of $247,817 offset by $151,821 in collections.

Inventory increased by $335,972 during the six months ended
September 30, 1996 as a result of increased purchases of manufactured homes for sale to be used as models for the new sales center.

Loans payable increased by $681,486 during the six months ended September 30, 1996. Proceeds from these loans were used to finance inventory purchases as well as manufactured home sales to customers.

Effective August 28, 1995, the Company implemented a Dividend Reinvestment and Stock Purchase Plan (DRIP). Under the terms of the DRIP, shareholders who participate may invest all or part of their dividends in additional shares of the Company at approximately 95% of the market price. Shareholders may also purchase additional shares at approximately 95% of their market price by making optional cash payments. For the six months ended September 30, 1996, the Company raised $51,705 from the DRIP, resulting in 14,786 new shares issued.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Income is comprised primarily of sales of manufactured homes, interest income and rental income. Sales of manufactured homes amounted to $493,297 for the three months ended September 30, 1996 as compared to $637,528 for the three months ended September 30, 1995 and $1,070,782 for the six months ended September 30, 1996 as compared to $949,465 for the six months ended September 30, 1995. MHS has been experiencing increased sales since its inception in fiscal 1994.

                MONMOUTH CAPITAL CORPORATION
            MANAGEMENT'S DISCUSSION AND ANALYSIS
  OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Cont.)

Rental Income amounted to $44,630 for the three months ended September 30, 1996 as compared to $41,156 for the three months ended September 30, 1995 and $88,767 for the six months ended September 30, 1996 as compared to $81,628 for
the six months ended September 30, 1995.   Rental income is
attributable to the Company's purchase of a net-leased industrial building on March 31, 1994.

Other Income amounted to $6,188 for the three months ended September 30, 1996 as compared to $27,823 for the three months ended September 30, 1995 and $17,687 for the six months ended September 30, 1996 as compared to $57,648 for the six months ended September 30, 1995. This decrease is due to the gain on the repurchase of a convertible debenture in 1995.

Interest income remained relatively stable for the three and six months ended September 30, 1996 as compared to the three and six months ended September 30, 1995.

The change in Cost of Sales of Manufactured Homes and Selling Expense is directly attributable to the increase in sales of manufactured homes made by MHS. Interest expense increased to $32,498 for the three months ended September 30, 1996 as compared to $19,371 for the three months ended September 30, 1995 and $57,980 for the six months ended September 30, 1996 as compared to $28,689 for the six months ended September 30, 1995. The increase in interest expense is due to an increase in loans payable.

Salaries and Employee Benefits amounted to $38,462 for the three months ended September 30, 1996 as compared to $46,720 for the three months ended September 30, 1995 and $91,807 for the six months ended September 30, 1996 as compared to $80,705 for the six months ended September 30, 1995. The increase for the six months ended September 30, 1996 is primarily due to increased personnel.

Other Expenses amounted to $71,154 for the three months ended September 30, 1996 as compared to $83,098 for the three months ended September 30, 1995 and $175,743 for the six months ended September 30, 1996 as compared to $143,619 for the six months ended September 30, 1995. The increase for the six months ended September 30, 1996 is primarily due to the increased expenses for MHS in the first quarter due to the opening of its new sales center.

                MONMOUTH CAPITAL CORPORATION
            MANAGEMENT'S DISCUSSION AND ANALYSIS
   OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONT.)

LIQUIDITY AND CAPITAL RESOURCES

The Company is currently engaged in real estate activities, including the sale and financing of manufactured homes.

The Company has a $750,000 line of credit with Deutsche
Financial Services to finance its inventory purchases. As of September 30, 1996, this line was fully utilized

The Company's ability to generate adequate cash to meet its needs is dependent primarily on its real estate investment, leveraging of its real estate investment, the success of the sale and financing of manufactured homes, collections receivable, availability of bank borrowings, the Dividend Reinvestment and Stock Purchase Plan and access to the capital markets.

                MONMOUTH CAPITAL CORPORATION
                 PART II - OTHER INFORMATION
         FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996




Item 1 - Legal Proceedings - None

Item 2 - Changes in Securities - None

Item 3 - Defaults Upon Senior Securities - None

Item 4 - Submission of Matters to a Vote of Security Holders

   The annual meeting of shareholders was held on September
   12, 1996 to elect ten directors to serve for one year and to ratify the appointment of independent auditors.
   Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of
   1934.

Item 5 - Other Information - None

Item 6 - Exhibits and Reports on Form 8-K - None

                         SIGNATURES



Pursuant to the requirements of the Securities and Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                MONMOUTH CAPITAL CORPORATION





Date: November 12, 1996      By:  /s/Eugene W. Landy
                                  EUGENE W. LANDY
                                  President



Date: November 12, 1996      By:  /s/Anna T. Chew
                                  ANNA T. CHEW
                                  Controller