Form 10-Q
period 1996-12-31
MONMOUTH CAPITAL CORP
filed 1997-02-12
CIK 67618

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


(Mark One)

(  X  )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended   December 31, 1996

OR

(    )   TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15 (d)  OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ____________________to________________________

For the Quarter ended                 Commission File No.
  December 31, 1996                         0-24282

                    MONMOUTH CAPITAL CORPORATION

        (Exact Name of Registrant as Specified in its Charter)

    New Jersey                             21-0740878
(State or other jurisdiction of        (I.R.S. Employer
 incorporation or organization)         Identification No.)

    125 Wyckoff Road, Eatontown, New Jersey             07724
   (Address of Principal Executive Office)           (Zip Code)

Registrant's telephone number, including area code: (908) 542-4927
__________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the
Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such  reports) and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X      No _____

Indicate by check mark whether the financial statements
required by instruction H have been reviewed by an
independent public accountant.       Yes _____ No     X

The number of shares or other units outstanding of each of the issuer's classes of securities as of December 31, 1996 was 1,324,258 shares.

                     MONMOUTH CAPITAL CORPORATION
              FOR THE NINE MONTHS ENDED DECEMBER 31, 1996


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



                     MONMOUTH CAPITAL CORPORATION
                      CONSOLIDATED BALANCE SHEETS
              AS OF DECEMBER 31, 1996 AND MARCH 31, 1996

                                                   12/31/96     3/31/96

Current Assets:
      Cash                                    $   64,447      $   94,625
      Accounts Receivable                         44,801          75,752
      Interest Receivable                         48,880          32,842
      Securities Available for Sale at Fair
         Value (cost $1,129,377 and $983,788 at
         December 31, 1996 and March 31, 1996,
         respectively)                         1,156,511         966,614
      Inventory                                1,815,170       1,168,216
      Prepaid Expenses and Other Current Assets   62,102          56,290
      Current Portion of Loans Receivable        507,977         523,021
                                               _________       _________
             Total Current Assets              3,699,888       2,917,360
                                               _________       _________
Long-Term Assets:

      Real Estate Investments:
         Land                                    172,000         172,000
         Building and Improvements net of
            accumulated depreciation of $56,225
            and $37,487, respectively            918,475         937,213
                                               _________       _________
         Total Real Estate Investments         1,090,475       1,109,213
                                               _________       _________

      Loans Receivable:
         Performing                            1,656,772       1,436,625
         Non-Performing (less allowance for
            losses of $119,753 at December 31,
            1996 and March 31, 1996)             288,849         288,849
                                               _________       _________
      Total Loans Receivable                   1,945,621       1,725,474
                                               _________       _________
            Total Long-Term Assets             3,036,096       2,834,687
                                               _________       _________

TOTAL ASSETS                                  $6,735,984      $5,752,047
                                               =========       =========
                              -UNAUDITED-
          See Notes to the Consolidated Financial Statements
                                  -3-



                     MONMOUTH CAPITAL CORPORATION
                 CONSOLIDATED BALANCE SHEETS (CONT'D.)
              AS OF DECEMBER 31, 1996 AND MARCH 31, 1996



                                                  12/31/96         3/31/96

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

         Accounts Payable and Accrued Expenses   $  194,054      $  240,801
         Loans Payable                            1,298,327         726,587
                                                  _________       _________

            Total Current Liabilities             1,492,381         967,388
Other Liabilities                                    91,660          77,904
                                                  _________       _________
            Total Liabilities                     1,584,041       1,045,292
                                                  _________       _________
Shareholders' Equity:
         Capital Stock (Authorized 10,000,000
         shares par value $1.00; Issued and
         outstanding 1,324,258 shares at
         December 31, 1996 and 1,139,184
         shares at March 31, 1996)                1,324,258       1,139,184
         Additional Paid-in Capital               2,934,074       2,662,555
         Unrealized Investment Gain (Loss)           27,134         (17,174)
         Retained Earnings                          866,477         922,190
                                                  _________       _________
            Total Shareholders' Equity            5,151,943       4,706,755
                                                  _________       _________

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $6,735,984      $5,752,047
                                                  =========       =========











                              -UNAUDITED-
          See Notes to the Consolidated Financial Statements

                                       -4-


                     MONMOUTH CAPAITAL CORPORATION
                   CONSOLIDATED STATEMENTS OF INCOME
       FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995




                                  Three Months              Nine Months


                                 1996         1995         1996        1995

INCOME:
 Sales of Manufactured Homes $  470,711   $  509,780   $1,541,493  $1,459,245
 Interest Income                 81,641      108,994      254,975     300,230
 Rental Income                   44,445       40,882      133,212     122,510
 Other Income                    15,872       31,671       33,559      89,329
                              _________    _________    _________   _________
    Total Income                612,669      691,327    1,963,239   1,971,304
                              _________    _________    _________   _________
EXPENSES:

 Cost of Sales of
    Manufactured Homes          353,325      395,017    1,194,579   1,157,876
 Interest Expense                30,374       20,433       88,354      49,122
 Selling Expense                 55,920       30,904      137,710     105,060
 Salaries & Employee Benefits    39,605       54,126      131,412     134,831
 Professional Fees               14,517       23,139       64,513      79,389
 Other Expenses                 167,253      116,498      342,996     260,117
                              _________    _________    _________   _________
    Total Expenses              660,994      640,117    1,959,564   1,786,395
                              _________    _________    _________   _________

 Income Before Income Taxes     (48,325)      51,210        3,675     184,909
 Income Taxes                   (15,800)      30,000        1,600      80,700
                              _________    _________    _________   _________
NET INCOME                   $  (32,525)  $   21,210   $    2,075  $  104,209
                              =========    =========    =========   =========


NET INCOME PER SHARE         $     (.03)  $      .02   $      -0-  $      .09
                              =========    =========    =========   =========

WEIGHTED AVERAGE
    SHARES OUTSTANDING        1,148,084    1,108,417    1,168,823   1,103,409
                              =========    =========    =========   =========


                              -UNAUDITED-
            See Notes to Consolidated Financial Statements
                                  -5-

                     MONMOUTH CAPITAL CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOW
              FOR THE NINE MONTHS ENDED DECEMBER 31, 1996


                                                  1996            1995
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income                              $    2,075      $  104,209
      Depreciation and Amortization               18,738           9,369
      Changes In:
         Accounts Receivable                      30,951          (9,216)
         Interest Receivable                     (16,038)        (26,302)
         Inventory                              (646,954)       (614,322)
         Prepaid Expenses and
           Other Current Assets                   (5,812)        (12,217)
         Accounts Payable and Accrued Expenses   (46,747)        (91,979)
         Other                                    13,756         319,292
                                               _________       _________
Net Cash Used by Operating Activities           (650,031)       (321,166)
                                               _________       _________
CASH FLOWS FROM INVESTING ACTIVITIES
      Loans Made                                (519,687)     (1,323,438)
      Collections and Other Decreases in Loans   314,584         172,519
      Decrease in Securities                      25,431         520,314
      Purchase of Securities Available for Sale (171,020)            -0-
                                               _________       _________
Net Cash Used by Investing Activities           (350,692)       (630,605)
                                               _________       _________

CASH FLOWS FROM FINANCING ACTIVITIES
      Net Increase in Loans Payable              571,740         842,409
      Proceeds from the Issuance of Class A
         Common Stock                            442,615          60,781
      Costs Associated with the Issuance of
         Class A Common Stock                        -0-         (19,246)
      Dividends Paid                             (43,810)        (55,004)
                                               _________       _________
Net Cash Provided by Financing Activities        970,545         828,940
                                               _________       _________
Net Decrease in Cash                             (30,178)       (122,831)
Cash at Beginning of Period                       94,625         205,804
                                               _________       _________
Cash at End of Period                         $   64,447      $   82,973
                                               =========       =========






                              -UNAUDITED-
          See Notes to the Consolidated Financial Statements

                                  -6-

                     MONMOUTH CAPITAL CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996



NOTE 1 - ACCOUNTING POLICY



The interim consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows at December
31, 1996 and for  all  periods  presented.   All adjustments
made  in  the interim period were of a  normal  recurring
nature.    Certain  footnote  disclosures  which  would
substantially duplicate   the   disclosures  contained  in
the  audited   financial statements and notes thereto
included in the annual report of Monmouth Capital Corporation (the Company) for the year ended March 31, 1996
have  been  omitted.   Certain amounts in the  consolidated
financial statements   for   prior  periods  have  been
reclassified.    These  reclassifications have no effect on
net income.


NOTE 2 - SECURITIES AVAILABLE FOR SALE

On July 2, 1996, the Company purchased $171,020 of marketable securities. These securities are classified as Securities
Available for Sale and carried at fair value.


NOTE 3 - LOANS RECEIVABLE

In conjunction with the sale of manufactured homes, loans totaling $519,687 were made for the nine months ended
December 31, 1996. Loans are primarily at 10%-15% for fifteen years and secured by property.

Collections and other decreases of loans receivable totalled
$314,584 for the nine months ended December 31, 1996.

NOTE 4 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

For the nine months ended December 31, 1996, the Company received $456,593 from the Dividend Reinvestment and Stock
Purchase Plan (DRIP). There were 185,074 new shares issued, resulting in 1,324,258 shares outstanding.

                     MONMOUTH CAPITAL CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                           DECEMBER 31, 1996




NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and taxes for the nine months ended
December 31, 1996 and 1995 were as follows:

                             1996              1995

         Interest       $   88,354          $105,060

         Taxes             139,751           114,124

During the nine months ended December 31, 1996, the Company had dividend reinvestments of $13,978 which required no cash transfers.

NOTE 6 - SUBSEQUENT EVENT

On January 15, 1997, the Company sold $235,366 in Marketable
Securities realizing a gain of $64,346.

                     MONMOUTH CAPITAL CORPORATION
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION


Net cash used by operations for the nine months ended December 31, 1996 amounted to $650,031 as compared to $321,166 for the nine months ended December 31, 1995. This increase is primarily due to the purchase of manufactured home inventory by The Mobile Home Store, Inc. (MHS), the
Company's wholly owned subsidiary.   MHS has opened two sales
centers and is in the process of opening another sales center.

Loans Receivable increased by $205,103 during the nine months ended December 31, 1996. This was the result of new loans made of $519,687 offset by $314,584 in collections and other decreases.

Inventory increased by $646,954 during the nine months ended
December 31, 1996 as a result of increased purchases of manufactured homes for sale to be used as models for the new sales centers.

Loans payable increased by $571,740 during the nine months ended December 31, 1996. Proceeds from these loans were used to finance inventory purchases as well as manufactured home sales to customers.

Effective August 28, 1995, the Company implemented a Dividend Reinvestment and Stock Purchase Plan (DRIP). Under the terms of the DRIP, shareholders who participate may invest all or part of their dividends in additional shares of the Company at aproximately 95% of the market price. Shareholders may also purchase additional shares at approximately 95% of the market price by making optional cash payments. For the nine months ended December 31, 1996, the Company raised $456,593 from the DRIP, resulting in 185,074 new shares issued.


MATERIAL CHANGES IN RESULTS OF OPERATION

Income is comprised primarily of sales of manufactured homes, interest income and rental income. Sales of manufactured homes amounted to $470,711 for the three months ended December 31, 1996 as compared to $509,780 for the three months ended December 31, 1995 and $1,541,493 for the nine months ended December 31, 1996 as compared to $1,459,245 for the nine months ended December 31, 1995. Sales decreased during the quarter due to a delay in the expansion of one of the communities into which MHS sells.

                     MONMOUTH CAPITAL CORPORATION
                  MANAGEMENT DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONT'D)



Interest income amounted to $81,641 for the months ended December 31, 1996 as compared to $108,994 for the three months ended December 31, 1995 and $254,975 for the nine months ended December 31, 1996 as compared to $300,230 for the nine months ended December 31, 1995. This decrease is due to a decrease in loans receivable. Total loans receivable at December 31, 1996 was $2,453,598 as compared to $2,783,977 at December 31, 1995.

Rental Income amounted to $44,445 for the three months ended December 31, 1996 as compared to $40,882 for the three months ended December 31, 1995 and $133,212 for the nine months ended December 31, 1996 as compared to $122,510 for the nine months ended December 31, 1995. Rental income is attributable to the Company's purchase of a net-leased industrial building on March 31, 1994.

Other Income amounted to $15,872 for the three months ended December 31, 1996 as compared to $31,671 for the three months ended December 31, 1995 and $33,559 for the nine months ended December 31, 1996 as compared to $89,319 for the nine months ended December 31, 1995. This decrease is due to the gain on the repurchase of a convertible debenture in 1995.

The change in Cost of Sales of Manufactured Homes and Selling Expense is directly attributable to the changes in sales of manufactured homes made by MHS. Interest expense increased to $30,374 for the three months ended December 31, 1996 as compared to $20,433 for the three months ended December 31, 1995 and $88,354 for the nine months ended December 31, 1996 as compared to $49,122 for the nine months ended December 31, 1995. The increase in interest expense is due to an increase in loans payable.

Other Expenses amounted to $167,253 for the three months ended December 31, 1996 as compared to $116,498 for the three months ended December 31, 1995 and $342,996 for the nine months ended December 31, 1996 as compared to $260,117 for the nine months ended December 31, 1995. This increase is primarily due to increased advertising and other expenses for MHS as a result of the opening of its new sales centers.

                     MONMOUTH CAPITAL CORPORATION
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONT'D.)



LIQUIDITY AND CAPITAL RESOURCES

The Company is currently engaged in real estate activities, including the sale and financing of manufactured homes.

The Company has a $750,000 line of credit with Deutsche
Financial Services to finance its inventory purchases. As of December 31, 1996, this line was fully utilized.

The Company's ability to generate adequate cash to meet its needs is dependent primarily on its real estate investment, leveraging of its real estate investment, the success of the sale and financing of manufactured homes, collections of receivables, availability of bank borrowings, the Dividend Reinvestment and Stock Purchase Plan and access to the capital markets.

                            MONMOUTH CAPITAL CORPORATION
                            PART II - OTHER INFORMATION
                       FOR THE QUARTER ENDED DECEMBER 31, 1996





     Item 1 - Legal Proceedings - None

     Item 2 - Changes in Securities - None

     Item 3 - Defaults Upon Senior Securities - None

     Item 4 - Submission of Matters to a Vote of Security Holders - None

     Item 5 - Other Information - None

     Item 6 - Exhibits and Reports on Form 8-K - None

                             SIGNATURES



     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to besigned on its behalf by the undersigned thereunto duly authorized.


                                    MONMOUTH CAPITAL CORPORATION




     Date February 12, 1996         By  /s/ Eugene W. Landy
                                            EUGENE W. LANDY
                                            President



     Date February 12, 1996         By  /s/ Anna T. Chew
                                            ANNA T. CHEW
                                            Controller