Form 10-K
period 1997-03-31
MONMOUTH CAPITAL CORP
filed 1997-06-25
CIK 67618

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (C) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended March 31, 1997

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

Registrant's telephone number, including area code (732) 542-4927

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

Indicate by check if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of voting stock held by non-affiliates of the Registrant was $3,397,364 (based on 988,324 shares of common stock at $3.4375 per share, the average of the bid and asked price on June 16, 1997).

The number of shares outstanding of issuer's common stock as of June 16, 1997 was 1,446,006 shares.

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

     A description of the Company's existing loan portfolio of $2,505,652 is incorporated herein by reference to Note 3 of the Notes to Consolidated Financial Statements - Loans Receivable.

    On March 31, 1994, the Company purchased its first real estate investment, a net leased industrial building in Bethlehem, Pennsylvania. This building is net leased to three tenants with leases expiring from 1998 to 2001. The gross rent on these leases total approximately $177,000 for fiscal 1997. The tenants reimburse the Company for taxes, insurance, maintenance (other than roof and structural repairs), etc. The Company purchased this building for cash.

     The Company has no limitation on leverage and intends to use leverage when available. As a practical matter, real estate with short-term leases or non-rated tenants cannot generally be leveraged.

     During fiscal 1994, the Company formed a wholly-owned subsidiary, The Mobile Home Store, Inc., to finance and sell manufactured homes. At March 31, 1997, loans receivable relating to the financing of manufactured home sales amounted to $1,725,357.

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

Number of Employees

     At March 31, 1997, the Company had six full-time employees. A Board of Directors consisting of ten directors is responsible for the general policies of the Company. The Company utilizes the services of a management company to manage its property.

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


                1996-97                      1995-96

Fiscal   Market Price   Distri-      Fiscal  Market Price  Distri-
 Qtr.    High    Low    bution        Qtr,    High    Low  bution

First   3-3/4   3-3/8      --        First    3-5/8  3-1/8     --

Second  3-3/4   2-3/4      --        Second   3-5/8  3-1/8     --

Third     3     2-1/8   $ .05 (1)    Third    3-5/8  3-1/8    $ .05 (1)

Fourth  3-3/4   2-1/2      --        Fourth   3-5/8  3-1/8     --



     (1)  Total distributions to shareholders for the years ended
          March 31, 1997 and 1996 amounted to $57,787 ($.05 per share) and $55,371 ($.05 per share), respectively, all of which was taxed as ordinary income.

     The over-the-counter market quotations reflect the inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

     As of March 31, 1997, there were approximately 510 holders of the Company's common stock based on the number of record owners.

     Future dividend policy will depend on the Company's earnings, capital requirements, financial condition, availability and cost of bank financing and other factors considered relevant by the Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

                       FOR THE YEARS ENDED MARCH 31,

             1997         1996         1995        1994*       1993

Income Statement Data:

Total
Income    $2,788,741    $2,644,137   $1,338,719  $ 344,840   $471,106

Total
Expenses   2,769,531     2,267,250    1,149,667    336,733    354,977

Income
Taxes          6,700       171,308       87,200      5,286        788

Net
Income        12,510       205,579      101,852      2,821    115,341

Net Income
Per Share       0.01          0.18         0.16       0.01       0.23
=====================================================================
Balance Sheet Data:

Total
Assets    $5,994,684    $5,752,047   $5,068,042 $3,216,262 $3,962,997

Notes & Deben-
tures Payable    -0-           -0-          -0-        -0-  1,000,000

Shareholders'
Equity    $5,342,174     4,706,755    4,477,290  2,778,911  2,893,547
=====================================================================
Cash Dividends
Per Share       $.05          $.05         $.05      $0.23     $ 0.16

Average Number
of Shares Out-
standing   1,217,129     1,111,624      646,693    510,680    510,680

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

                                      -6-

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

Liquidity and Capital Resources

     Net cash used by operating activities for the year ended March 31, 1997 amounted to $701,318 as compared to $477,613 for the year ended March 31, 1996 and $29,529 for the year ended March 31, 1995. These increases in net cash used by operating activities are due primarily to increases in inventory of manufactured homes.

     Loans receivable increased by $137,404 during 1996. This increase is the result of $726,665 in new loans made offset by $589,261 in principal repayments.

     Securities available for sale decreased by $545,628 as a result of sales and other decreases of $716,648 offset by purchases of $171,020.

     The Company's ability to generate adequate cash to meet its needs is dependent primarily on the success of the sale and financing of manufactured homes, its real estate investment, leveraging of its real estate investment, collection of loans receivable, availability of bank borrowings and access to the capital markets.

Results of Operations

     Income is primarily comprised of the sale of manufactured homes, by the Mobile Home Store, Inc. (MHS), the Company's wholly owned subsidiary, interest and rent. Sales of manufactured homes increased from $968,990 in 1995 to $1,724,021 in 1996 to $2,182,016 in 1997.
The MHS was formed in 1994 to sell and finance manufactured homes. Income increases were due to increased sales volume. Interest income decreased from $360,076 in 1996 to $322,080 in 1997. This decrease was primarily due to principal reductions. Interest income increased from $198,743 in 1995 to $360,076 in 1996 as a result of new loans made by MHS. At March 31, 1995 and 1996, the Company had one loan which was considered non-performing. The borrower had resumed making payments. However, the Company believes that there is adequate collateral for this loan. At March 31, 1997, an additional loan was considered non-performing. This borrower has also resumed making payments . Rental income relating to the Bethlehem, Pennsylvania industrial building remained relatively stable during 1995, 1996 and 1997.
Other income increased during 1996 by $377,173 and decreased by $277,996 during 1997 due primarily to the gain of $346,291 on the sale of the ICS convertible debenture in 1996.

     Cost of manufactured home sales increased from $648,836 in 1995 to $1,397,389 in 1996 to $1,689,915 in 1997. These increases were directly related to the increases in sales. Selling expense increased to $191,161 in 1997 as compared to $132,707 in 1996 and $79,037 in
1995. These increases were directly related to the increases in sales. Salaries and Employee Benefits increased from $125,453 in 1995 to $174,525 in 1996. Salaries and employee benefits decreased in 1997 to $120,997. Outside personnel was used during 1997. There is a corresponding increase in professional fees during 1997. Professional fees also increased in 1996 and 1995 as a result of the expansion of MHS. Interest expense increased to $103,896 in 1997 from $68,248 in 1996 and $31,746 in 1995 due to the expansion of the MHS and additional borrowings. Other expenses increased by $94,755 in 1997 as compared to $188,304 in 1996 due to the continued growth and expansion of the MHS.

     Income taxes rose from $87,200 in 1995 to $171,308 in 1996.
These increases in income taxes are directly related to the increases in income. Income taxes decreased during 1997 due to the decrease in income.

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

                                                   Director Since/
                          Principal Occupation     Shares Owned and
Name, Age and Title          Past Five Years       % of Total

Ernest V. Bencivenga  Treasurer(1961 to present)        1961
(79)                  Secretary(1967 to present).    Owns 6,102 shs
Secretary/Treasurer   Treasurer and Director of          .43% (1)
and Director          MREIC; Secretary/Treasurer
                      and Director of UMH.

Anna T. Chew          Controller(1991 to present).      1994
(39)                  Certified Public Accountant;   Owns 7,321 shs
Controller and        Vice President, Chief              .51%(2)
Director              Financial Officer and Director
                      of UMH; Controller/Director
                      of MREIC; Prior to 1991,
                      Senior manager KPMG Peat
                      Marwick.

Boniface DeBlasio     Chairman of the Board(1968        1961
(76)                  to Present). Director of       Owns 30,026 shs
Board Chairman and    MREIC.                            2.13% (3)
Director

Charles P.Kaempffer   Self-employed investor.           1970
(59)                  Director of MREIC, UMH and     Owns 15,331 shs
Director              Sovereign Community Bank.         1.08% (4)

Eugene W. Landy       Attorney. President (1961 to      1961
(63)                  Present); President of MREIC;  Owns 174,774 shs
President and         Chairman of the Board of UMH.    12.41% (5)
Director

Samuel A. Landy       Attorney. President and           1994
(36)                  Director of UMH; Director      Owns 47,555 shs
Director              of MREIC.                         3.38%(6)

James E. Mitchell     General Partner of Mitchell       1994
(56)                  Partners,L.P. Chairman of      Owns 65,200 shs
Director              the Board of Balboa               4.62% (7)
                      Securities Corporation.

W. Dunham Morey       Certified Public Accountant.      1961
(76)                  Director of MREIC.             Owns 50,590 shs
Director                                                3.59%
                                 -9-

                                                    Director Since/
                          Principal Occupation      Shares Owned and
Name, Age and Title         Past Five Years         % of Total


Robert G. Sampson     Self-employed investor.           1963
(71)                  Director of MREIC and UMH;     Owns 16,986 shs
Director              General Partner for Sampco,       1.20%
                      Ltd.

Peter J. Weidhorn     President of WNY Management       1994
(50)                  Corp.; Vice Chairman,          Owns 36,000 shs
Director              CentraState Healthcare Systems,   2.55%



(1)  Includes 4,821 shares held by Mr. Bencivenga's wife.

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

(5)  Includes (a) 6,838 shares held by Mr. Landy's wife;
     (b) 30,670 shares held in the Landy & Landy Employees' Pension Plan, of which Mr. Landy is a Trustee with power to vote; (c) 43,212 shares held in the Landy & Landy Employees'Profit Sharing Plan of which Mr. Landy is Trustee with power to vote.

(6) Includes (a) 11,635 shares held by Mr. Landy's wife; (b) 12,660 shares in custodial accounts for Mr. Landy's children under the Uniform Gift to Minor's Act in which he disclaims any beneficial interest, but has power to vote; and (c) 13,169 shares in the Samuel Landy Family Limited Partnership.

(7) Includes 60,510 shares held by Mitchell Partners, L.P. over which Mr. Mitchell exercises voting power.

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

     The following Summary Compensation Table shows compensation paid by the Company to its chief executive officer for services rendered during the fiscal years ending March 31, 1997, 1996 and 1995. Because no executive officers received total annual salary and bonus exceeding $100,000, only the compensation paid to the chief executive officer is to be disclosed under the Securities and Exchange Commission disclosure requirements.
                                      Annual Compensation
Name and Principal
    Position                Year     Salary    Bonus      Other(1)


Eugene W. Landy             1997      None      None      $71,700
Chief Executive Officer     1996      None      None      $63,530
                            1995      None      None      $55,545

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

Evaluation

     The Committee reviewed the progress made by Eugene W. Landy, Chief Executive Officer, in locating alternative business and investment opportunities. The Committee decided to continue Mr. Landy's annual compensation of $50,000. The Summary Compensation Table shows an annual compensation to Mr.Landy of $50,000 plus $21,700 in directors' and legal fees for a total of $71,700 for the year ended March 31, 1997.

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


      Year Ended   Monmouth Capital    NASDAQ     NASDAQ
       March 31,     Corporation       Total     Financial

        1992             100            100         100
        1993              87            115         142
        1994             113            124         148
        1995             102            138         166
        1996             120            187         229
        1997             114            208         294

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     As of March 31, 1997, no person owned of record or was known by the Company to beneficially own more than 5% of the shares, except as follows:



Name and Address                Shares Owned         Percent
of Beneficial Owner             Beneficially         of Class

Eugene W. Landy
20 Tuxedo Road                     174,774            12.41%
Rumson, NJ 07760

Walter Carucci                     123,110             9.3%
c/o Carr Securities
1 Penn Plaza
New York, NY 10114



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

                                 PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS
ON FORM 8-K


(a) (1)   The following Financial Statements are filed as part of
this report:

                                                           Page

(i)       Independent Auditors' Report                      17

(ii)      Consolidated Balance Sheets as of
            March 31, 1997 and 1996                        18-19

(iii)     Consolidated Statements of Income
           for the years ended March 31, 1997,
           1996 and 1995                                    20

(iv)      Consolidated Statements of Shareholders'
           Equity for the years ended March 31, 1997,
           1996 and 1995                                    21

(v)       Consolidated Statements of Cash Flows
           for the years ended March 31, 1997, 1996
           and 1995                                         22

(vi)      Notes to Consolidated Financial Statements       23-32

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

                    INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
Monmouth Capital Corporation
Eatontown, New Jersey


     We have audited the accompanying consolidated balance sheets of Monmouth Capital Corporation and subsidiaries as of March 31, 1997 and 1996 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Monmouth Capital Corporation and subsidiaries at March 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles.




                                   /s/ Cowan, Gunteski & Co., P.A.
                                       Cowan, Gunteski & Co., P.A.
                                       Certified Public Accountants




May 27, 1997
Toms River, New Jersey

                  MONMOUTH CAPITAL CORPORATION
                   CONSOLIDATED BALANCE SHEETS
                       AS OF MARCH 31,


          ASSETS                                  1997         1996
Current Assets:
  Cash                                       $  228,928   $   94,625
  Accounts Receivable                            20,124       75,752
  Interest Receivable                            42,153       32,842
  Securities Available for Sale at
    Fair Value                                  420,986      966,614
  Inventory                                   1,609,906    1,168,216
  Prepaid Expenses and Other Current Assets     195,076       56,290
  Current Portion of Loans Receivable           517,202      523,021
                                             __________   __________

    Total Current Assets                      3,034,375    2,917,360
                                             __________   __________
Long Term Assets:

  Real Estate Investments:
   Land                                         172,000      172,000
   Building and Improvements net of
     accumulated depreciation of $62,603
     and $37,487, respectively                  919,612      937,213
                                             __________   __________

     Total Real Estate Investments            1,091,612    1,109,213
                                             __________   __________
  Loans Receivable:
   Performing                                 1,208,155    1,436,625
   Non-Performing(less allowance for
     losses of $119,753 in 1997 and
     1996)                                      660,542      288,849
                                             __________   __________

   Total Loans Receivable                     1,868,697    1,725,474
                                             __________   __________

   Total Long-Term Assets                     2,960,309    2,834,687
                                             __________   __________

TOTAL ASSETS                                 $5,994,684   $5,752,047
                                             ==========   ==========



          See Accompanying Independent Auditors' Report and
              Notes to Consolidated Financial Statements

                    MONMOUTH CAPITAL CORPORATION
                  CONSOLIDATED BALANCE SHEETS (CONT.)
                          AS OF MARCH 31,




   LIABILITIES AND SHAREHOLDERS' EQUITY

                                              1997         1996
Current Liabilities:

  Accounts Payable and Accrued Expenses   $  116,699   $  240,801
  Loans Payable                              474,244      726,587
                                          __________   __________

Total Current Liabilities                    590,943      967,388
Other Liabilities                             61,567       77,904
                                          __________   __________

TOTAL LIABILITIES                            652,510    1,045,292
                                          __________   __________
Shareholders' Equity:
  Common Stock (par value $1.00 per
    share; authorized 10,000,000 shares;
    issued and outstanding 1,408,464 and
    1,139,184 shares respectively in 1997
    and 1996)                              1,408,464    1,139,184
  Additional Paid-In Capital               3,086,470    2,662,555
  Unrealized Investment Gain (Loss)          (29,673)     (17,174)
  Retained Earnings                          876,913      922,190
                                          __________   __________

Total Shareholders' Equity                 5,342,174    4,706,755
                                          __________   __________

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                    $5,994,684   $5,752,047
                                          ==========   ==========







             See Accompanying Independent Auditors' Report and
                Notes to Consolidated Financial Statements

                     MONMOUTH CAPITAL CORPORATION
                   CONSOLIDATED STATEMENTS OF INCOME
                     FOR THE YEARS ENDED MARCH 31,


                                   1997          1996         1995

INCOME:

  Sales of Manufactured Homes  $2,182,016    $1,724,021   $  968,990
  Interest Income                 322,080       360,076      198,743
  Rental Income                   177,480       174,879      162,998
  Other Income                    107,165       385,161        7,988
                               __________    __________   __________

    Total Income                2,788,741     2,644,137    1,338,719
                               __________    __________   __________
EXPENSES:

  Cost of Manufactured
   Home Sales                   1,689,915     1,397,389      648,836
  Selling Expense                 191,161       132,707       79,037
  Salaries and Employee
   Benefits                       120,997       174,525      125,453
  Professional Fees               211,334       136,908       95,426
  Interest Expense                103,896        68,248       31,746
  Other                           452,228       357,473      169,169
                               __________    __________   __________

    Total Expenses              2,769,531     2,267,250    1,149,667
                               __________    __________   __________
  Income Before
   Income Taxes                    19,210       376,887      189,052

  Income Taxes                      6,700       171,308       87,200
                               __________    __________   __________


NET INCOME                     $   12,510    $  205,579   $  101,852
                               ==========    ==========   ==========

NET INCOME PER SHARE           $      .01    $      .18   $      .16
                               ==========    ==========   ==========

WEIGHTED AVERAGE
  SHARES OUTSTANDING            1,217,129     1,111,624      646,693
                               ==========    ==========   ==========

             See Accompanying Independent Auditors' Report and
                Notes to Consolidated Financial Statements

                       MONMOUTH CAPITAL CORPORATION
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                     Additional  Unrealized
                    Common Stock       Paid-In   Investment    Retained
                  Number     Amount    Capital   Gain (Loss)   Earnings
Balance
March 31, 1994   510,680  $510,680  $1,572,567   $     -0-    $695,664
Common Stock
 Issued with
 the Rights
 Offering        589,391   589,391   1,023,605         -0-         -0-

Net Income           -0-       -0-         -0-         -0-     101,852

Distributions        -0-       -0-         -0-         -0-     (25,534)

Unrealized
 Investment
 Gain                -0-        -0-         -0-       9,065         -0-
               _________  _________   _________       _____     _______
Balance
March 31,1995  1,100,071  1,100,071   2,596,172       9,065     771,982
Common Stock
 Issued with
 the DRIP*        39,113     39,113      66,383         -0-         -0-

Net Income           -0-        -0-         -0-         -0-     205,579

Distributions        -0-        -0-         -0-         -0-     (55,371)

Unrealized
 Investment
 Loss                -0-        -0-         -0-     (26,239)        -0-
               _________  _________   _________     ________    _______
Balance
March 31,1996  1,139,184  1,139,184   2,662,555     (17,174)    922,190
Common Stock
 Issued with
 the DRIP*       269,280    269,280     423,915         -0-         -0-

Net Income           -0-        -0-         -0-         -0-      12,510

Distributions        -0-        -0-         -0-         -0-     (57,787)

Unrealized
 Investment
 Loss                -0-        -0-         -0-     (12,499)        -0-
               _________ __________  __________    _________   ________
Balance
March 31,1997  1,408,464 $1,408,464  $3,086,470    $(29,673)   $876,913
               ========= ==========  ==========    =========   ========
             See Accompanying Independent Auditors' Report and
                Notes to Consolidated Financial Statements
*Dividend Reinvestment and Stock Purchase Plan.
                                      -21-


                      MONMOUTH CAPITAL CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE YEARS ENDED MARCH 31,

                                   1997          1996          1995

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                      $   12,510    $  205,579   $  101,852
Depreciation & Amortization         25,116        24,995       12,492
Gain on Sales of Securities
 Available for Sale                (64,346)          -0-          -0-
Changes in Operating Assets
 and Liabilities:
  Accounts Receivable               55,628       (57,048)       2,282
  Interest Receivable               (9,311)       15,531      (10,543)
  Inventory                       (441,690)     (720,100)    (282,603)
  Prepaid Expenses and Other
    Current Assets                (138,786)        6,437       34,761
  Accounts Payable and
    Accrued Expenses              (124,102)       38,430       72,497
  Other                            (16,337)        8,563       39,733
Net Cash Used by                __________    __________  ___________
  Operating Activities            (701,318)     (477,613)     (29,529)
                                __________    __________  ___________
CASH FLOWS FROM INVESTING ACTIVITIES
  New Loans                       (726,665)   (1,405,605)    (644,634)
  Collections and Other
    Decreases in Loans
    Receivable                     589,261       790,168      111,876
  Purchase of Securities
    Available for Sale            (171,020)          -0-   (1,003,125)
  Sales and Other Decreases
    in Securities Available
    for Sale                       768,495       524,199       11,161
  Additions to Building and
    Improvements                    (7,515)          -0-          -0-
Net Cash Provided (Used)        __________    __________  ___________
   by Investing Activities         452,556       (91,238)  (1,524,722)
                                __________    __________  ___________
CASH FLOWS FROM FINANCING ACTIVITIES
  Net Decrease in Loans
   Payable                        (252,343)      407,547       41,171
  Dividends Paid                   (43,808)      (55,371)     (25,534)
  Proceeds from Issuance of
   Class A Common Stock            679,216       105,496    1,612,996
Net Cash Provided by            __________    __________  ___________
   Financing Activities            383,065       457,672    1,628,633
  Net Increase (Decrease)       __________    __________  ___________
   in Cash                         134,303      (111,179)      74,382
  Cash at Beginning of Year         94,625       205,804      131,422
                                __________    __________  ___________
  Cash at End of Year           $  228,928    $   94,625  $   205,804
                                ==========    ==========  ===========

             See Accompanying Independent Auditors' Report and
                Notes to Consolidated Financial Statements
                                 -22-

                       MONMOUTH CAPITAL CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MARCH 31, 1997

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

Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Building and Improvements

     Building and Improvements are stated at the lower of depreciated cost or net realizable value. Depreciation is computed based on the straight-line method over the estimated useful life of the assets
(39 years).If there is an event or change in circumstances that indicates that the basis of an investment property may not be recoverable, management assesses the possible impairment of value through evaluation of the estimated future cash flows of the property, on an undiscounted basis, as compared to the property's current carrying value. A property's carrying value would be adjusted, if necessary, to reflect an impairment in the value of the property.

Investments in Debt and Equity Securities

     The Company's securities are classified as Available-for-Sale, and are carried at fair value. Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders' Equity until realized.

Inventories

     Inventories, consisting of manufactured homes for sale, are valued at the lower of cost or market value and are determined by the specific identification method. All inventories are considered finished goods.

Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Income taxes are accounted for by the asset/liability method.

Earnings Per Share

     Net income per share is computed using the weighted average number of shares outstanding, adjusted for the exercise, or potential exercise, of any dilutive outstanding stock options (See Note 6).

Stock Option Plan

     Prior to April 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board
(APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On April 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant.Alternatively SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. During the initial phase-in period, the effects of applying SFAS 123 in providing pro forma disclosures may not be representative of the effects on the reported pro forma amounts in future years.

NOTE 2 - INVESTMENT IN SUBSIDIARY

     The Company formed a wholly-owned subsidiary, The Mobile Home Store, Inc. (MHS), to finance and sell manufactured homes. MHS was incorporated in the State of New Jersey on July 28, 1993. The consolidated financial statements of the Company include the accounts of MHS. All intercompany transactions and balances have been eliminated in consolidation.
                                -24-

NOTE 3 - LOANS RECEIVABLE

     The following is a summary of the loans held by the Company at March 31, 1997 and 1996:

                                   Maturity        Balance
                           Rate      Date    3/31/97    3/31/96

J. Trombe Flooring Co.*     12%      1994 $  408,602 $  408,602
Motel Associates of
 Columbus*                  13%      1994    371,693    381,320
Financed Manufactured
 Home Units               10%-12% various  1,725,357  1,578,326
                                          __________ __________
  Total Loans Receivable                   2,505,652  2,368,248

Allowance for Losses                         119,753    119,753
                                          __________ __________
  Net Loans Receivable                     2,385,899  2,248,495
Current Portion                              517,202    523,021
                                          __________ __________
Long-Term Portion                         $1,868,697 $1,725,474
                                          ========== ==========

* Non-performing loans


     During 1994, MHS began selling manufactured home units and financing these sales. At March 31, 1997 and 1996, financed manufactured home units consist of sixty-nine and fifty-six loans, respectively. These loans range from approximately $5,000 to approximately $60,000 and are collateralized by manufactured homes.

     At March 31, 1997, the Company had two loans which were considered non-performing. The borrowers have resumed making payments. However, the Company has initiated foreclosure proceedings on one. Foregone interest on non-performing loans amounted to $11,847, $-0- and $19,930 for the years ended March 31, 1997, 1996 and 1995, respectively.

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

NOTE 4 - INVESTMENTS IN DEBT AND EQUITY SECURITIES

     The following is a summary of investments in debt and equity securities at March 31, 1997 and 1996:

                                  Cost                 Fair Value
Description               3/31/97      3/31/96    3/31/97      3/31/96

U.S.Treasury Notes,
 $500,000 CPJJ,7.5%,
 1/31/97                  $    -0-    $501,562    $    -0-   $ 508,125

Government National
  Mortgage Association
    6.5%, 2/20/2014        440,534     472,101     403,548     441,794

Tork Time Control, Inc.
 1,500 shares               10,125      10,125      17,438      16,695
                          ________    ________    ________   _________
                          $450,659    $983,788    $420,986   $ 966,614
                          ========    ========    ========   =========


     During 1997, the Company redeemed a $500,000 investment in U.S. Treasury Notes.

     During 1997 and 1996, the Company purchased securities on margin. This margin loan is due on demand. Interest is calculated based on the Brokers Loan Rate plus 3/4%. At March 31, 1997 and 1996, the margin loans amounted to $-0- and $243,315, respectively. The Interest rate on the margin loan was 8.50% as of March 31, 1996.

NOTE 5 - INVENTORY FINANCING

     On October 6, 1994, the Company entered into an agreement with Deutsche Financial Services (formerly ITT Commercial Finance Corp.) whereby MHS finances its inventory purchases under a $350,000 line of credit. This amount was increased to $1,400,000 during fiscal 1997.
The interest rate ranges from prime to prime + 1.5% for each advance and prime plus 3% after one year. At March 31, 1997, the Company had $474,244 outstanding and $925,756 available on this line of credit. Advances under this line of credit are secured by the manufactured home units for which the advances were made.

NOTE 6 - EMPLOYEE STOCK OPTION PLAN

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

     The Company elected to continue following APB Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized. Had compensation cost been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts as follows:

                                               1997        1996

     Net Income              As reported     $12,510     $205,579
                             Pro forma       (15,840)     186,179

     Net Income Per Share    As reported         .01          .18
                             Pro forma          (.01)         .17

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1997: dividend yield of .3 percent; expected volatility of 25 percent; risk-free interest rates of 6.5 percent; and expected lives of five years.

     A summary of the status of the Company's stock option plans as of March 31, 1997, 1996, and 1995 and changes during the years then ended are as follows:

                            1997             1996             1995
                               Weighted         Weighted         Weighted
                                Average          Average          Average
                               Exercise         Exercise         Exercise
                       Shares   Price   Shares   Price    Shares  Price

Outstanding at
 beginning of year      35,000   $3.21   20,000   $3.00      -0-   $ -0-
Granted                    -0-     -0-   15,000    3.50   20,000    3.00
Exercised                  -0-     -0-      -0-     -0-      -0-     -0-
                        ______           ______           ______
                        35,000           35,000    3.21   20,000    3.00
                        ======           ======           ======
Options exercisable
 at end of year         35,000           20,000              -0-
                        ======           ======           ======
Weighted-average fair
 value of options
 granted during the
 year                             0.81             0.97             1.04
                                ======           ======           ======

     The following is a summary of stock options outstanding as of March 31, 1997:

        Date of     Number of    Number of    Option     Expiration
         Grant      Employees     Shares      Price         Date

        1/4/95          2         20,000      $3.00       1/4/2000
        3/4/96          3         15,000       3.50       3/4/2001
                                  ______
                                  35,000
                                  ======

     As of March 31, 1997, there were 265,000 shares available for grant under the Plan.

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

     Shareholders may also purchase additional shares at approximately 95% of its market price by making optional cash payments. For the year ended March 31, 1997, the Company received $708,189 from the DRIP. There were 269,280 new shares issued, resulting in 1,408,464 shares outstanding.

     On December 16, 1996, the Company paid $57,787 as a dividend of $.05 per share to shareholders of record November 15, 1996.

NOTE 9 - INCOME TAXES

     For the years ended March 31, 1997, 1996 and 1995, total income tax expense amounted to $6,700, $171,308 and $87,200, respectively.

     The following is a reconciliation of income tax expense at the statutory rate to income tax expense at the Company's effective rate for the years ended March 31, 1997, 1996 and 1995, respectively:

                                       1997         1996       1995
     Computed tax at the expected
       statutory rate                $ 6,531     $128,142     $64,278
     Surtax Exemption                 (3,650)     (11,750)    (11,750)
     Deferred income/expenses         (1,614)       9,787       2,833
     State income taxes-net of
       federal tax benefits            5,695       30,563      27,687
     Other                              (262)      14,566       4,152
                                     _______     ________     _______
          Income tax expense         $ 6,700     $171,308     $87,200
                                     =======     ========     =======

     There were no deferred tax assets or liabilities recognized as of March 31, 1997, 1996 and 1995.

NOTE 10 - PAYMENTS TO AFFILIATED PERSONS AND RELATED PARTY
          TRANSACTIONS

Payments to Affiliated Persons

     Total payments to all officers, directors and affiliated persons during the fiscal years ended March 31, 1997, 1996 and 1995 amounted to $125,000, $103,816 and $101,173, respectively.
Eugene W.Landy, President of the Company, received $53,200
$45,030, and $43,450 in management and director fees during the years ended March 31, 1997, 1996 and 1995, respectively. In addition, the firm of Landy & Landy received $18,500, $18,500 and $12,095 in legal fees, respectively.

     Peter J. Weidhorn, a director of the Company, was the chairman, director and major shareholder of ICS Acquisitions, Inc. (ICS), in which the Company had an investment since 1989. On April 28, 1995, ICS repurchased its $50,000 convertible debenture for $396,291. On January 4, 1996, ICS fully repaid its debt obligations to the Company.(See Note 3 of the Notes to Consolidated Financial Statements).

Transactions with United Mobile Homes, Inc.

     MHS has rental expenses to United Mobile Homes, Inc. (United). United owns and operates manufactured home communities. Six Directors of the Company are also Directors and shareholders of United. MHS pays United market rent on sites where MHS has a home for sale. Total site rental expense to United amounted to $113,182, $54,321 and $8,066, respectively, for the years ended March 31, 1997, 1996 and 1995. Effective April 1, 1995, MHS and United entered into an agreement whereby MHS leases space from United to be used as sales lots, at market rates, at most of United's communities. Total rental expense relating to these sales lots amounted to $90,000 and $89,950 for the years ended March 31, 1997 and 1996.

     During fiscal 1997 and 1996, MHS sold to United fifteen and twelve homes, respectively, for a total sales price of $381,501 and $240,109, respectively, at MHS's cost. These sales represented 17% and 12%, respectively, of total sales made by MHS. These manufactured homes were available through MHS, but could have been acquired by United from a third party at approximately the same price.

     During the years ended March 31, 1997 and 1996, MHS acquired certain inventory from United. These purchases amounted to $30,905 and $143,983 representing 1% and 7%, respectively, of total purchases made by MHS during fiscal 1997 and 1996. This inventory was available through United, but could have been acquired from a third-party at approximately the same cost.

NOTE 11 - GROUP CONCENTRATIONS OF CREDIT RISK

     The Company has made loans to small business concerns and to individuals located throughout the Northeast region of the United States. The loan portfolio is diversified. Generally, loans are collateralized by commercial or residential real property, including manufactured homes. At March 31, 1997 and 1996, all loans were secured.

NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company is required to disclose certain information about fair values of financial instruments, as defined in Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of
Financial Instruments."


NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid during the years ended March 31, 1997, 1996 and 1995 for interest and taxes are as follows:

                          3/31/97        3/31/97       3/31/97

      Interest           $103,896       $ 68,248      $ 31,746

      Taxes                (5,729)       142,135        (3,259)

     During the year ended March 31, 1997, the Company had dividend reinvestments of $13,979 which required no cash transfers.

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

                                   MONMOUTH CAPITAL CORPORATION


                                   BY:/s/Eugene W. Landy
                                         EUGENE W. LANDY
                                         President

Dated:    6/20/97

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                              Title                       Date



/s/Boniface DeBlasio                                      6/20/97
   BONIFACE DEBLASIO       Chairman of the Board
                            and Director



/s/Eugene W. Landy                                        6/20/97
   EUGENE W. LANDY         President and Director



/s/Ernest V. Bencivenga                                   6/20/97
   ERNEST V. BENCIVENGA    Secretary/Treasurer
                            and Director


/s/Anna T. Chew                                           6/20/97
   ANNA T. CHEW            Controller and Director


/s/Charles P. Kaempffer                                   6/20/97
   CHARLES P. KAEMPFFER    Director

                           Title                          Date



/s/Samuel A. Landy                                        6/20/97
   SAMUEL A. LANDY         Director



/s/James E. Mitchell                                      6/20/97
   JAMES E. MITCHELL       Director



/s/W. Dunham Morey                                        6/20/97
   W. DUNHAM MOREY         Director



/s/Robert G. Sampson                                      6/26/97
   ROBERT G. SAMPSON       Director



/s/Peter J. Weidhorn                                      6/20/97
   PETER J. WEIDHORN       Director