Form 10-Q
period 1997-06-30
MONMOUTH CAPITAL CORP
filed 1997-08-13
CIK 67618

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


(Mark One)

(  X  )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1997

OR

(    )   TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d)  OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ____________________to________________________

For the Quarter ended                  Commission File No.
    June 30, 1997                           0-24282

                     MONMOUTH CAPITAL CORPORATION
        (Exact Name of Registrant as Specified in its Charter)

               New Jersey                       21-0740878
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)               Identification No.)

       125 Wyckoff Road, Eatontown, New Jersey             07724
       (Address of Principal Executive Office)           (Zip Code)

Registrant's telephone number, including area code: (732) 542-4927
_______________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days.     Yes   X           No _____

Indicate by check mark whether the financial statements
required by instruction H have been reviewed by an
independent public accountant.       Yes ______No     X

The number of shares or other units outstanding of each of the issuer's classes of securities as of August 1, 1997 was 1,468,449 shares.

                     MONMOUTH CAPITAL CORPORATION
               FOR THE THREE MONTHS ENDED JUNE 30, 1997


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

          Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations  9-10

     PART II - OTHER INFORMATION                                11

     SIGNATURES                                                 12



                     MONMOUTH CAPITAL CORPORATION
                      CONSOLIDATED BALANCE SHEETS
                AS OF JUNE 30, 1997 AND MARCH 31, 1997

                                                   6/30/97        3/31/97
Current Assets:
      Cash                                      $  107,699      $  228,928
      Accounts Receivable                           85,353          20,124
      Interest Receivable                           31,984          42,153
      Securities Available for Sale at
         Fair Value                                407,604         420,986
      Inventory                                  1,906,405       1,609,906
      Prepaid Expenses and Other Current Assets    107,388         195,076
      Current Portion of Loans Receivable          514,279         517,202
                                                 _________       _________
             Total Current Assets                3,160,712       3,034,375
                                                 _________       _________
Long-Term Assets:
      Real Estate Investments:
         Land                                      172,000         172,000
         Building and Improvements net of
            accumulated depreciation of $69,224
            and $37,487, respectively              912,991         919,612
                                                 _________       _________
         Total Real Estate Investments           1,084,991       1,091,612
                                                 _________       _________
      Loans Receivable:
         Performing                              1,391,450       1,208,155
         Non-Performing (less allowance for
            losses of $119,753 at June 30, 1997
            and March 31, 1997, respectively)      658,286         660,542
                                                 _________       _________
      Total Loans Receivable                     2,049,736       1,868,697
                                                 _________       _________
            Total Long-Term Assets               3,134,727       2,960,309
                                                 _________       _________
TOTAL ASSETS                                    $6,295,439      $5,994,684
                                                 =========       =========

                              -UNAUDITED-
          See Notes to the Consolidated Financial Statements


                     MONMOUTH CAPITAL CORPORATION
                 CONSOLIDATED BALANCE SHEETS (CONT'D.)
                AS OF JUNE 30, 1997 AND MARCH 31, 1997



                    6/30/97                 3/31/97

         LIABILITIES AND SHAREHOLDERS' EQUITY

      Current Liabilities:

         Accounts Payable and Accrued Expenses   $   47,122      $  116,699
         Loans Payable                              724,189         474,244
                                                  _________       _________
       Total Current Liabilities                    771,311         590,943
      Other Liabilities                              70,530          61,567
                                                  _________       _________
            Total Liabilities                       841,841         652,510
                                                  _________       _________
      Shareholders' Equity:
          Common Stock (par value $1.00 per
            share; authorized 10,000,000 shares;
            issued and outstanding 1,446,006 and
           1,408,464 shares at June 30, 1997 and
           March 31, 1997, respectively           1,446,006       1,408,464
        Additional Paid-in Capital                3,154,963       3,086,470
        Unrealized Investment Loss                  (34,283)        (29,673)
        Retained Earnings                           886,912         876,913
                                                  _________       _________
    Total Shareholders' Equity                    5,453,598       5,342,174
                                                  _________       _________
            TOTAL LIABILITIES AND
               SHAREHOLDERS' EQUITY              $6,295,439      $5,994,684
                                                  =========       =========


                                UNAUDITED
            See Notes to the Consolidated Financial Statements

                     MONMOUTH CAPITAL CORPORATION
                   CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE THREE  MONTHS ENDED JUNE 30,




                                        1997               1996
INCOME:
 Sales of Manufactured Homes       $  874,396          $  577,485
 Interest Income                       70,620              79,593
 Rental Income                         46,510              44,137
    Other Income                       11,127              11,499
                                    _________           _________
    Total Income                    1,002,653             712,714
                                    _________           _________
EXPENSES:
 Cost of Sales of
    Manufactured Homes                691,144             457,449
  Selling Expense                      55,519              34,600
  Salaries & Employee Benefits         56,821              53,345
  Professional Fees                    33,353              28,670
  Interest Expense                     21,942              25,482
  Other Expenses                      126,875             104,589
                                    _________           _________
      Total Expenses                  985,654             704,135
                                    _________           _________

  Income Before Income Taxes           16,999               8,579
  Income Taxes                          7,000               3,400
                                    _________           _________

NET INCOME                         $    9,999          $    5,179
                                    =========           =========


NET INCOME PER SHARE               $      .01          $      -0-
                                    =========           =========

WEIGHTED AVERAGE
    SHARES OUTSTANDING              1,426,431           1,148,084
                                    =========           =========


                              -UNAUDITED-
            See Notes to Consolidated Financial Statements
                                  -5-

                     MONMOUTH CAPITAL CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOW
                    FOR THE THREE MONTHS ENDED JUNE 30,


                                                 1997             1996
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                $    9,999       $    5,179
  Depreciation and Amortization                  6,621            6,246
  Changes In Operating Assets and
    Liabilities:
      Accounts Receivable                      (65,229)          58,191
      Interest Receivable                       10,169          (10,215)
      Inventory                               (296,499)        (442,651)
      Prepaid Expenses and Other
        Current Assets                          87,688            5,195
      Accounts Payable and Accrued Expenses    (69,577)        (128,939)
      Other                                      8,963            4,364
                                             _________        _________
Net Cash Used by Operating Activities         (307,865)        (502,630)
                                             _________        _________
CASH FLOWS FROM INVESTING ACTIVITIES
  New Loans                                   (304,583)        (174,692)
  Collections and Other Decreases in
    Loans Receivable                           126,467           73,875
  Sales and Other Decreases in Securities
    Available for Sale                           8,772            7,982
                                             _________        _________
Net Cash Used by Investing Activities         (169,344)         (92,835)
                                             _________        _________

CASH FLOWS FROM FINANCING ACTIVITIES
  Net Increase in Loans Payable                249,945          719,921
  Proceeds from the Issuance of Class A
    Common Stock                               106,035           41,702
                                             _________        _________
Net Cash Provided by Financing Activities      355,980          761,623
                                             _________        _________

Net Increase (Decrease) in Cash               (121,229)         166,158
Cash at Beginning of Period                    228,928           94,625
                                             _________        _________
Cash at End of Period                       $  107,699       $  260,783
                                             =========        =========

                              -UNAUDITED-
          See Notes to the Consolidated Financial Statements

                     MONMOUTH CAPITAL CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997



NOTE 1 - ACCOUNTING POLICY

The interim consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows at June 30,
1997 and for  all  periods  presented.   All adjustments
made  in  the interim period were of a  normal  recurring
nature.    Certain  footnote  disclosures  which  would
substantially duplicate   the   disclosures  contained  in
the  audited   financial statements and notes thereto
included in the annual report of Monmouth Capital Corporation (the Company) for the year ended March 31, 1997
have  been  omitted.   Certain amounts in the  consolidated
financial statements   for   prior  periods  have  been
reclassified.    These  reclassifications have no effect on
net income.


NOTE 2 - LOANS RECEIVABLE

In conjunction with the sale of manufactured homes, loans totaling $304,583 were made for the three months ended June
30, 1997. Loans are primarily at 10%-15% for fifteen years and secured by the homes.

Collections and other decreases of loans receivable totalled
$126,467 for the three months ended June 30, 1997.

On April 15, 1997, the Company foreclosed on property securing the J. Trombe Flooring Co. loan. On April 30, 1997, the Company signed an agreement to sell this property back to the owners of J. Trombe Flooring Co. for $400,000. This sale was scheduled to close in May, 1997, but was postponed until August, 1997. The Company will continue to account for the above as a non-performing loan until the completion of the sale. The balance of the loan at June 30, 1997 is $408,602 and is included in Loans Receivable-Non-Performing. Accrued interest on this loan amounted to $12,064. The total investment in the property is $420,666. This sale will result in a loss of approximately $21,000, which is fully reserved.


NOTE 3 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

For the three months ended June 30, 1997, the Company received $106,032 from the Dividend Reinvestment and Stock
Purchase Plan (DRIP). There were 37,542 new shares issued, resulting in 1,446,006 shares outstanding.

                     MONMOUTH CAPITAL CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                             JUNE 30, 1997




NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and taxes for the three months ended
June 30, 1997 and 1996 were as follows:

                                   1997             1996

        Interest              $  21,942        $  25,482
        Taxes                    19,000          139,000


NOTE 5 - SUBSEQUENT EVENT

The Company has signed an agreement to sell the property securing the J. Trombe Flooring Co. loan back to the original owners (See Note 3).

                     MONMOUTH CAPITAL CORPORATION
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


MATERIAL CHANGES IN FINANCIAL CONDITION

Net cash used by operating activities for the three months ended June 30, 1997 amounted to $307,865 as compared to $502,630 for the three months ended June 30, 1996. This decrease in net cash used by operating activities is primarily due to a smaller increase in manufactured home inventory of The Mobile Home Store, Inc. (MHS), the Company's wholly-owned subsidiary. Inventory increased by $442,651 for the three months ended June 30, 1996 as compared to an increase of $$296,499 for the three months ended June 30, 1997.

Loans Receivable increased by $178,116 during the three months ended June 30, 1997. This was the result of new loans made of $304,583 offset by $126,467 in collections.

Inventory increased by $296,499 during the three months ended
June 30, 1997 as a result of increased purchases of manufactured homes for sale to be used as models for a new sales center in Magnolia, Ohio.

Loans payable increased by $249,945 during the three months ended June 30, 1997. Proceeds from these loans were used to finance inventory purchases as well as manufactured home sales to customers.

Effective August 28, 1995, the Company implemented a Dividend Reinvestment and Stock Purchase Plan (DRIP). Under the terms of the DRIP, shareholders who participate may invest all or part of their dividends in additional shares of the Company at aproximately 95% of the market price. Shareholders may also purchase additional shares at approximately 95% of the market price by making optional cash payments. For the three months ended June 30, 1997, the Company raised $106,035 from the DRIP, resulting in 37,542 new shares issued.


MATERIAL CHANGES IN RESULTS OF OPERATION

Income is comprised primarily of sales of manufactured homes, interest income and rental income. Sales of manufactured homes amounted to $874,396 for the three months ended June 30, 1997 as compared to $577,485 for the three months ended June 30, 1996. MHS has been experiencing increased sales since its inception in fiscal 1994. MHS currently has three sales centers in operation.

                     MONMOUTH CAPITAL CORPORATION
                  MANAGEMENT DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONT'D)



Rental income amounted to $46,510 for the three months ended June 10, 1997 as compared to $44,137 for the three months ended June 30, 1996. Rental income is attributable to the Company's purchase of a net-leased industrial building on March 31, 1994.

Interest income remained relatively stable for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996.

The increase in Cost of Sales of Manufactured Homes and Selling Expense is directly attributable to the increase in sales of manufactured homes made by MHS. Interest expense decreased to $21,942 for the three months ended June 30, 1997 as compared to $25,482 for the three months ended June 30, 1996. The decrease in interest expense is due to a decrease in loan payable.

Salaries and Employee Benefits and professional fees remained relatively stable for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996.

Other Expenses increased to $126,875 for the three months ended June 30, 1997 as compared to $104,589 for the three months ended June 30, 1996 primarily due to the expansion of the operations of MHS.


LIQUIDITY AND CAPITAL RESOURCES

The Company is currently engaged in real estate activities, including the sale and financing of manufactured homes.

The Company has a $1,400,000 line of credit with Deutsche
Financial Services to finance its inventory purchases. As of June 30, 1997, $714,079 of the line was utilized.

The Company's ability to generate adequate cash to meet its needs is dependent primarily on its real estate investment, leveraging of its real estate investment, the success of the sale of financing of manufactured homes, collections receivable, availability of bank borrowings, the Dividend Reinvestment and Stock Purchase Plan and access to the capital markets.

                            MONMOUTH CAPITAL CORPORATION
                              PART II - OTHER INFORMATION
                          FOR THE QUARTER ENDED JUNE 30, 1997


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


                                    MONMOUTH CAPITAL CORPORATION




     Date August 11, 1997       By  /s/ Eugene W. Landy
                                        EUGENE W. LANDY
                                        President


     Date August 11, 1997      By  /s/ Anna T. Chew
                                       ANNA T. CHEW
                                       Controller