Form 10-Q
period 1997-09-30
MONMOUTH CAPITAL CORP
filed 1997-11-14
CIK 67618

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


(Mark One)

(  X  )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1997

OR

(    )   TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d)  OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ___________________to_____________________

For the Quarter ended                         Commission File No.
 September 30, 1997                                 0-24282

                     MONMOUTH CAPITAL CORPORATION
        (Exact Name of Registrant as Specified in its Charter)

               New Jersey                           21-0740878
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                  Identification No.)

      125 Wyckoff Road, Eatontown, New Jersey              07724
     (Address of Principal Executive Office)             (Zip Code)

Registrant's telephone number, including area code: (732) 542-4927
_______________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days. Yes  X    No____

Indicate by check mark whether the financial statements
required by instruction H have been reviewed by an
independent public accountant.           Yes ______ No     X

The number of shares or other units outstanding of each of the issuer's classes of securities as of November 1, 1997 was 1,470,286 shares.

                     MONMOUTH CAPITAL CORPORATION
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997


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


                     MONMOUTH CAPITAL CORPORATION
                      CONSOLIDATED BALANCE SHEETS
              AS OF SEPTEMBER 30, 1997 AND MARCH 31, 1997

                                                 September 30,   March 31,
                                                      1997        1997
                     ASSETS
Current Assets:
   Cash                                           $   303,148  $   228,928
   Accounts Receivable                                 72,113       20,124
   Interest Receivable                                 22,282       42,153
   Securities Available for Sale, at Fair Value       427,468      420,986
   Inventory                                        1,903,577    1,609,906
   Prepaid Expenses and Other Current Assets          100,165      195,076
   Current Portion of Loans Receivable                154,638      517,202
                                                    _________    _________
      Total Current Assets                          2,983,391    3,034,375
                                                    _________    _________
Long-Term Assets:
   Real Estate Investments:
   Land                                               172,000      172,000
   Building, Improvements and Equipment net
      of accumulated depreciation of $75,845
      and $62,603, respectively                     1,008,893      919,612
                                                    _________    _________
   Total Real Estate Investments                    1,180,893    1,091,612
                                                    _________    _________
   Loans Receivable:
      Performing                                    1,978,284    1,208,155
      Non-Performing (less allowance for
         losses of $107,884 at September 30, 1997
         and $119,753 at March 31, 1997               260,388      660,542
                                                    _________    _________
      Total Loans Receivable                        2,238,672    1,868,697
                                                    _________    _________
      Total Long-Term Assets                        3,419,565    2,960,309
                                                    _________    _________
      TOTAL ASSETS                                $ 6,402,956  $ 5,994,684
                                                    =========    =========

                              -UNAUDITED-
          See Notes to the Consolidated Financial Statements

                                  -3-


                   MONMOUTH CAPITAL CORPORATION
                 CONSOLIDATED BALANCE SHEETS (CONT'D.)
              AS OF SEPTEMBER 30, 1997 AND MARCH 31, 1997


                                               September 30,    March 31,
                                                  1997            1997
   LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts Payable and Accrued Expenses        $    44,949  $   116,699
   Loans Payable                                    713,694      474,244
   Dividends Payable                                 73,514          -0-
                                                  _________    _________
      Total Current Liabilities                     832,157      590,943

Other Liabilities                                    70,732       61,567
                                                  _________    _________
      Total Liabilities                             902,889      652,510
                                                  _________    _________
Shareholders' Equity:
   Common Stock (par value $1.00 per share;
      authorized 10,000,000 shares; issued
      and outstanding 1,470,286 shares at
      September 30, 1997 and 1,408,464
      at March 31, 1997                           1,470,286    1,408,464
   Additional Paid-In Capital                     3,212,387    3,086,470
   Unrealized Investment Loss                        (6,488)     (29,673)
   Retained Earnings                                823,882      876,913
                                                  _________    _________
      Total Shareholders' Equity                  5,500,067    5,342,174
                                                  _________    _________
      TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                   $ 6,402,956  $ 5,994,684
                                                  =========    =========



                              -UNAUDITED-
          See Notes to the Consolidated Financial Statements


                     MONMOUTH CAPITAL CORPORATION
                   CONSOLIDATED STATEMENTS OF INCOME
    FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                Three Months             Six Months
                              1997       1996         1997        1996
INCOME
   Sales of Manufactured
     Homes                $ 1,160,936 $   493,297  $ 2,035,332  $ 1,070,782
   Interest Income             59,420      93,741      130,040      173,334
   Rental Income               47,362      44,630       93,872       88,767
   Other Income                23,032       6,188       34,159       17,687
                            _________   _________    _________    _________
      Total Income          1,290,750     637,856    2,293,403    1,350,570
                            _________   _________    _________    _________
EXPENSES
   Cost of Sales of
      Manufactured Homes      886,940     383,805    1,578,084      841,254
   Selling Expense            107,256      47,190      162,775       81,790
   Salaries and Employee
      Benefits                 60,195      38,462      117,016       91,807
   Professional Fees           49,712      21,326       83,065       49,996
   Interest Expense            20,481      32,498       42,423       57,980
   Other Expenses             148,982      71,154      275,857      175,743
                            _________   _________    _________    _________
      Total Expenses        1,273,566     594,435    2,259,220    1,298,570
                            _________   _________    _________    _________
Income Before Income
   Taxes                       17,184      43,421       34,183       52,000
Income Taxes                    6,700      14,000       13,700       17,400
                            _________   _________    _________    _________
NET INCOME                $    10,484 $    29,421  $    20,483  $    34,600
                            =========   =========    =========    =========
NET INCOME PER SHARE      $      0.01 $      0.03  $      0.01  $      0.03
                            =========   =========    =========    =========
WEIGHTED AVERAGE
   SHARES OUTSTANDING       1,463,225   1,153,255    1,444,660    1,150,606
                            =========   =========    =========    =========

                              -UNAUDITED-
          See Notes to the Consolidated Financial Statements


                     MONMOUTH CAPITAL CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED SEPTEMBER 30,


                                                  1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                $    20,483  $    34,600
   Depreciation and Amortization                  13,242       12,492
   Changes In:
      Accounts Receivable                        (51,989)      13,551
      Interest Receivable                         19,871       (1,222)
      Inventory                                 (293,671)    (335,972)
      Prepaid Expenses and Other Current
         Assets                                   94,911        8,287
      Accounts Payable and Accrued Expenses      (71,750)    (113,539)
      Other Liabilities                            9,165        4,650
                                               _________    _________
NET CASH USED BY OPERATING ACTIVITIES           (259,738)    (377,153)
                                               _________    _________
CASH FLOWS FROM INVESTING ACTIVITIES
   Loans Made                                   (577,015)    (247,817)
   Collections and Other Decreases in Loans      569,604      151,821
   Purchase of Building, Improvements and
      Equipment                                 (102,523)         -0-
   Decrease in Securities                         16,703       18,584
   Purchase of Securities Available for Sale         -0-     (171,020)
                                               _________    _________
NET CASH USED BY INVESTING ACTIVITIES            (93,231)    (248,432)
                                               _________    _________
CASH FLOWS FROM FINANCING ACTIVITIES
   Net Increase in Loans Payable                 239,450      681,486
   Proceeds from the Issuance
      of Class A Common Stock                    187,739       51,705
                                               _________    _________
NET CASH PROVIDED BY FINANCING ACTIVITIES        427,189      733,191
                                               _________    _________

NET DECREASE IN CASH                              74,220      107,606
CASH AT BEGINNING OF PERIOD                      228,928       94,625
                                               _________    _________
CASH AT END OF PERIOD                        $   303,148  $   202,231
                                               =========    =========

                              -UNAUDITED-
          See Notes to the Consolidated Financial Statements

                     MONMOUTH CAPITAL CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1997

NOTE 1 - ACCOUNTING POLICY

The interim consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows at September 30, 1997 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited financial statements and notes thereto included in the annual report of Monmouth Capital Corporation (the Company) for the year ended March 31, 1997 have been omitted. Certain amounts in the consolidated financial statements for prior periods have been reclassified. These reclassifications have no effect on net income.


NOTE 2 - LOANS RECEIVABLE

In  conjunction with the sale of manufactured  homes,   loans
totaling  $577,015  were  made  for  the  six  months   ended
September  30,  1997.   Loans are primarily  at  10%-15%  for
fifteen years and secured by the homes.

Collections and other decreases of loans receivable  totalled
$569,604 for the six months ended September 30, 1997.

On April 15, 1997, the Company foreclosed on property securing the J. Trombe Flooring Co. loan. On April 30, 1997, the Company signed an agreement to sell this property back to the owners of J. Trombe Flooring Co. for $400,000. This sale was closed in August, 1997. The Company incurred a loss of approximately $12,000, which was written off against the allowance.

NOTE 3 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

For the three months ended September 30, 1997, the Company received $81,704 from the Dividend Reinvestment and Stock Purchase Plan (DRIP). There were 24,280 new shares issued, resulting in 1,470,286 shares outstanding. The total amount received from the DRIP for the six months ended September 30, 1997 amounted to $187,739.

                     MONMOUTH CAPITAL CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                          SEPTEMBER 30, 1997

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash  paid  for interest and taxes for the six  months  ended
September 30, 1997 and 1996 were as follows:

                                    1997              1996

               Interest       $   42,423          $  57,980

               Taxes              16,000            145,000

                 MONMOUTH CAPITAL CORPORATION
             MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION

Net cash used by operating activities for the six months ended September 30, 1997 amounted to $259,738 as compared to $377,153 for the six months ended September 30, 1996. This decrease in net cash used by operating activities is primarily due to a smaller increase in manufactured home inventory of The Mobile Home Store, Inc. (MHS), the Company's wholly-owned subsidiary. Inventory increased by $335,972 for the six months ended September 30, 1996 as compared to an increase of $293,671 for the six months ended September 30, 1997.

Loans Receivable increased by $7,411 during the six months ended September 30, 1997. This was the result of new loans made of $577,015 offset by $569,604 in collections.

Inventory  increased by $335,972 during the six months  ended
September 30, 1997 as a result of increased purchases of manufactured homes for sale to be used as models for new sales center in Ohio and New York.

Loans payable increased by $239,450 during the six months ended September 30, 1997. Proceeds from these loans were used to finance inventory purchases as well as manufactured home sales to customers.

Effective August 28, 1995, the Company implemented a Dividend Reinvestment and Stock Purchase Plan (DRIP). Under the terms of the DRIP, shareholders who participate may invest all or part of their dividends in additional shares of the Company at approximately 95% of the market price. Shareholders may also purchase additional shares at approximately 95% of the market price by making optional cash payments. For the six months ended September 30, 1997, the Company raised $187,739 from the DRIP, resulting in 61,822 new shares issued.


MATERIAL CHANGES IN RESULTS OF OPERATION

Income is comprised primarily of sales of manufactured homes, interest income and rental income. Sales of manufactured homes amounted to $1,160,936 for the three months ended September 30, 1977 as compared to $493,297 for the three months ended September 30, 1996 and $2,035,332 for the six months ended September 30, 1997 as compared to $1,070,782 for the six months ended September 30, 1996. MHS has been experiencing increased sales since its inception in fiscal 1994. MHS currently has six sales centers in operation.

                MONMOUTH CAPITAL CORPORATION
             MANAGEMENT DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONT'D)

Rental income amounted to $47,362 for the quarter ended September 30, 1997 as compared to $44,630 for the quarter ended September 30, 1996 and $93,872 for the six months ended September 30, 1997 as compared to $88,767 for the six months ended September 30, 1996. Rental income is attributable to the Company's purchase of a net-leased industrial building on March 31, 1994. Interest income decreased from $93,741 for the quarter ended September 30, 1996 to $59,420 for the quarter ended September 30, 1997 and from $173,334 for the six months ended September 30, 1996 to $130,040 for the six months ended September 30, 1997. This was the result of a decrease in Securities Available for Sale. Securities Available for Sale amounted to $427,468 at September 30, 1997 as compared to $1,142,318 at September 30, 1996.

The increase in Cost of Sales of Manufactured Homes and Selling Expense is directly attributable to the increase in sales of manufactured homes made by MHS. Salaries and Employee Benefits and Professional Fees increased from a total of $59,788 for the quarter ended September 30, 1996 to $109,907 for the quarter ended September 30, 1997 and from $141,803 for the six months ended September 30, 1996 to $200,081 for the six months ended September 30, 1997. This increase is primarily due to increased personnel. Interest expense decreased from $32,498 for the quarter ended September 30, 1996 to $20,481 for the quarter ended September 30, 1997 and from $57,980 for the six months ended September 30, 1996 to $42,423 for the six months ended September 30, 1997. The decrease in interest expense is due to a decrease in loans payable. The balance of loans payable amounted to $713,694 at September 30, 1997 as compared to $1,408,073 at September 30, 1996. Other Expenses increased from $71,154 for the quarter ended September 30, 1996 to $148,982 for the quarter ended September 30, 1997 and from $175,743 for the six months ended September 30, 1996 to $275,857 for the six months ended September 30, 1997. This increase was primarily due to the expansion of the operations of MHS.

LIQUIDITY AND CAPITAL RESOURCES

The Company is currently engaged in real estate activities, including the sale and financing of manufactured homes. The Company has a $1,400,000 line of credit with Deutsche Financial Services to finance its inventory purchases. As of September 30, 1997, $704,739 of the line was utilized. The Company's ability to generate adequate cash to meet its needs is dependent primarily on its real estate investment, leveraging of its real estate investment, the success of the sale and financing of manufactured homes, collections receivable, availability of bank borrowings, the Dividend Reinvestment and Stock Purchase Plan and access to the capital markets.

                     MONMOUTH CAPITAL CORPORATION
                      PART II - OTHER INFORMATION
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997



     Item 1 - Legal Proceedings - None

     Item 2 - Changes in Securities - None

     Item 3 - Defaults Upon Senior Securities - None

     Item 4 - Submission of Matters to a Vote of Security Holders -

              The  annual meeting of shareholders was  held
              on  September 11, 1997 to elect ten directors
              to  serve  for  one year and  to  ratify  the
              appointment of independent auditors.  Proxies
              for  the  meeting were solicited pursuant  to
              Regulation   14  under  the  Securities   and
              Exchange Act of 1934.

     Item 5 - Other Information - None

     Item 6 - Exhibits and Reports on Form 8-K - None

                              SIGNATURES


     Pursuant   to  the  requirements of the Securities
     and  Exchange   Act of 1934,  the  Registrant  has
     duly  caused  this  report to be  signed  on   its
     behalf   by   the   undersigned   thereunto   duly
     authorized.


                         MONMOUTH CAPITAL CORPORATION




     Date  November 11, 1997       By /s/  Eugene W. Landy
                                           EUGENE W. LANDY
                                           President



     Date  November 11, 1997       By /s/  Anna T. Chew
                                           ANNA T. CHEW
                                           Controller