Form 10-Q
period 1997-12-31
MONMOUTH CAPITAL CORP
filed 1998-02-13
CIK 67618

FORM 10-Q
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from _________________to_____________________

For the Quarter ended                             Commission File No.
   December 31, 1997                                     0-24282

                MONMOUTH CAPITAL CORPORATION
   (Exact Name of Registrant as Specified in its Charter)

    New Jersey                                        21-0740878
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

     125 Wyckoff Road, Eatontown, New Jersey              07724
  (Address of Principal Executive Office)              (Zip Code)

Registrant's  telephone number, including area code:  (732) 542-4927

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

The number of shares or other units outstanding of each of the issuer's classes of securities as of January 31, 1998 was 1,477,839 shares.

                MONMOUTH CAPITAL CORPORATION
         FOR THE NINE MONTHS ENDED DECEMBER 31, 1997


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


                MONMOUTH CAPITAL CORPORATION
                 CONSOLIDATED BALANCE SHEETS
         AS OF DECEMBER 31,  1997 AND MARCH 31, 1997


                                          12/31/97                  3/31/97
         ASSETS
Current Assets:
     Cash                               $  204,174                $  228,928
     Accounts Receivable                    35,916                    20,124
     Interest Receivable                    10,289                    42,153
     Securities Available for Sale
       at Fair Value                       421,179                   420,986
     Inventory                           2,125,353                 1,609,906
     Prepaid Expenses and Other
       Current Assets                      108,260                   195,076
     Current Portion of Loans Receivable    95,150                   517,202
                                         _________                 _________
         Total Current Assets            3,000,321                 3,034,375
                                         _________                 _________
Long Term Assets:

     Real Estate Investments:
       Land                                172,000                   172,000
       Building and Improvements net of
         accumulated depreciation of
         $87,121 and $62,603,
         respectively                    1,003,109                   919,612
                                         _________                 _________

      Total Real Estate Investments      1,175,109                 1,091,612
                                         _________                 _________

     Loans Receivable:
       Performing                        1,908,657                 1,208,155
       Non-Performing (less allowance
         for losses of $107,884 at
         December 31, 1997 and  $119,753
         at March 31, 1997, respectively)  260,057                   660,542
                                         _________                 _________

    Total Loans Receivable               2,168,714                 1,868,697
                                         _________                 _________

         Total Long-Term Assets          3,343,823                 2,960,309
                                         _________                 _________

TOTAL ASSETS                            $6,344,144                $5,994,684
                                         =========                 =========

                         -UNAUDITED-
     See Notes to the Consolidated Financial Statements
                             -3-

                MONMOUTH CAPITAL CORPORATION
             CONSOLIDATED BALANCE SHEETS (Cont.)
         AS OF DECEMBER 31, 1997 AND MARCH 31, 1997


                                                12/31/97            3/31/97

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

   Accounts Payable and Accrued Expenses      $   82,674          $  116,699
   Loans Payable                                 664,183             474,244
                                               _________           _________

      Total Current Liabilities                  746,857             590,943

Other Liabilities                                 75,236              61,567
                                               _________           _________

       Total Liabilities                         822,093             652,510
                                               _________           _________
Shareholders' Equity:
   Common Stock  (par value $1.00 per
     share; authorized 10,000,000 shares;
     issued and outstanding 1,477,839 and
     1,408,464 shares at December 31, 1997
     and March 31, 1997, respectively          1,477,839           1,408,464
   Additional Paid-in Capital                  3,225,604           3,086,470
   Unrealized Investment Loss                     (1,698)            (29,673)
   Retained Earnings                             820,306             876,913
                                               _________           _________

       Total Shareholders' Equity              5,522,051           5,342,174
                                               _________           _________

       TOTAL LIABILITIES AND
          SHAREHOLDERS' EQUITY                $6,344,144          $5,994,684
                                               =========           =========


                         -UNAUDITED-
     See Notes to the Consolidated Financial Statements

                             -4-

                MONMOUTH CAPITAL CORPORATION
              CONSOLIDATED STATEMENTS OF INCOME
 FOR THE THREE  AND NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996


                                    Three Months              Nine Months
                                  1997         1996       1997         1996
INCOME:
Sales of Manufactured Homes    $1,039,541  $  470,711   $3,074,873  $1,541,493
Interest Income                    68,471      81,641      198,511     254,975
Rental Income                      47,149      44,445      141,021     133,212
Other Income                       13,478      15,872       47,637      33,559
                                _________   _________    _________   _________

    Total Income                1,168,639     612,669    3,462,042   1,963,239
                                _________   _________    _________   _________

EXPENSES:
Cost of Sales of
  Manufactured Homes              771,921     353,325    2,350,005   1,194,579
Interest Expense                   22,187      30,374       64,610      88,354
Selling Expense                   110,056      55,920      331,933     137,710
Salaries & Employee Benefits       78,442      39,605      195,458     131,412
Professional Fees                  51,403      14,517      134,468      64,513
Other Expenses                    140,713     167,253      357,468     342,996
                                _________   _________    _________   _________

    Total Expenses              1,174,722     660,994    3,433,942   1,959,564
                                _________   _________    _________   _________

 Income Before Income Taxes        (6,083)    (48,325)      28,100       3,675
  Income Taxes (Benefit)           (2,500)    (15,800)      11,200       1,600
                                _________   _________    _________   _________

NET INCOME                     $   (3,583) $  (32,525)  $   16,900  $    2,075
                                =========   =========    =========   =========

NET INCOME PER SHARE           $     -0-   $     (.03)  $      .01  $      -0-
                                =========   =========    =========   =========

WEIGHTED AVERAGE
    SHARES OUTSTANDING          1,472,174   1,148,084    1,453,103   1,168,823
                                =========   =========    =========   =========



                         -UNAUDITED-
       See Notes to Consolidated Financial Statements

                             -5-



                MONMOUTH CAPITAL CORPORATION
            CONSOLIDATED STATEMENTS OF CASH FLOW
           FOR THE NINE MONTHS ENDED DECEMBER 31,

                                                    1997               1996
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                   $   16,900        $    2,075
   Depreciation and Amortization                    24,518            18,738
   Changes In:
      Accounts Receivable                          (15,792)           30,951
      Interest Receivable                           31,864           (16,038)
      Inventory                                   (515,447)         (646,954)
      Prepaid Expenses and Other Current Assets     86,816            (5,812)
      Accounts Payable and Accrued Expenses        (34,025)          (46,747)
      Other Liabilities                             13,669            13,756
                                                 _________         _________

NET CASH USED BY OPERATING ACTIVITIES             (391,497)         (650,031)
                                                 _________         _________

CASH FLOWS FROM INVESTING ACTIVITIES
      Loans Made                                  (678,886)         (519,687)
      Collections and Other Decreases in Loans     800,921           314,584
      Purchase of Building,
        Improvements and Equipment                (108,015)              -0-
      Decrease in Securities                        27,782            25,431
      Purchase of Securities Available for Sale        -0-          (171,020)
                                                 _________         _________
NET CASH PROVIDED (USED) BY
  INVESTING ACTIVITIES                              41,802          (350,692)
                                                 _________         _________

CASH FLOWS BY FINANCING ACTIVITIES
      Net Increase in Loans Payable                189,939           571,740
      Proceeds from the Issuance of Class A
        Common Stock                               187,728           442,615
      Dividends Paid                               (52,726)          (43,810)
                                                 _________         _________

NET CASH PROVIDED BY FINANCING ACTIVITIES          324,941           970,545
                                                 _________         _________

NET DECREASE IN CASH                               (24,754)          (30,178)
CASH AT BEGINNING OF PERIOD                        228,928            94,625
                                                 _________         _________
CASH AT END OF PERIOD                           $  204,174        $   64,447
                                                 =========         =========


                         -UNAUDITED-
     See Notes to the Consolidated Financial Statements

                MONMOUTH CAPITAL CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1997


NOTE 1 - ACCOUNTING POLICY

The interim consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows at December 31, 1997 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited financial statements and notes thereto included in the annual report of Monmouth Capital Corporation (the
Company) for the year ended March 31, 1997 have been omitted.

NOTE 2 - LOANS RECEIVABLE

In conjunction with the sale of manufactured homes, loans totaling $678,886 were made for the nine months ended
December 31, 1997. Loans are primarily at 10%-15% for fifteen years and secured by the homes.

Collections and other decreases of loans receivable totalled
$800,921  for the nine months ended December 31, 1997.

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

NOTE 3 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

For the three months ended December 31, 1997, the Company received $20,781 from the Dividend Reinvestment and Stock
Purchase Plan (DRIP).    There were 7,553 new shares issued,
resulting in 1,477,839 shares outstanding. The total amount received from the DRIP for the nine months ended December 31, 1997 amounted to $208,509.

                MONMOUTH CAPITAL CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                      DECEMBER 31, 1997




NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and taxes for the nine months ended
December 31, 1997 and 1996 were as follows:



                      1997                   1996

     Interest        $64,610               $88,354
     Taxes            28,261               139,751

During the nine months ended December 31, 1997 and 1996, the Company had dividend reinvestments of $20,771 and $13,978, respectively, which required no cash transfers.

                 MONMOUTH CAPITAL CORPORATION
            MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION

Net cash used by operating activities for the nine months ended December 31, 1997 amounted to $391,497 as compared to $650,031 for the nine months ended December 31, 1996. This decrease in net cash used by operating activities is primarily due to a smaller increase in manufactured home inventory of The Mobile Home Store, Inc. (MHS), the Company's wholly-owned subsidiary, and to a decrease in prepaid expenses and other current assets. Inventory increased by $515,447 for the nine months ended December 31, 1997 as compared to an increase of $646,954 for the three months ended December 31, 1996 as a result of increased purchases of manufactured homes for sale to be used as models for new sales centers in Ohio and New York.

Loans Receivable decreased by $122,035 during the nine months ended December 31, 1997. This was the result of new loans made of $678,886 offset by $800,921 in collections.

Loans payable increased by $189,939 during the nine months ended December 31, 1997. Proceeds from these loans were used to finance inventory purchases as well as manufactured home sales to customers.

Effective August 28, 1995, the Company implemented a Dividend Reinvestment and Stock Purchase Plan (DRIP). Under the terms of the DRIP, shareholders who participate may invest all or part of their dividends in additional shares of the Company at approximately 95% of the market price. Shareholders may also purchase additional shares at approximately 95% of their market price by making optional cash payments. For the nine months ended December 31, 1997, the Company raised $208,509 from the DRIP, resulting in 69,375 new shares issued.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Income is comprised primarily of sales of manufactured homes, interest income and rental income. Sales of manufactured homes amounted to $1,039,541 for the three months ended December 31, 1997 as compared to $470,711 for the three months ended December 31, 1996 and $3,074,873 for the nine months ended December 31, 1997 as compared to $1,541,493 for the nine months ended December 31, 1996. MHS has been experiencing increased sales since its inception in fiscal 1994 and currently has six sales centers in operation.

                MONMOUTH CAPITAL CORPORATION
            MANAGEMENT'S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONT'D.)

Rental income amounted to $47,149 for the quarter ended December 31, 1997 as compared to $44,445 for the quarter ended December 31, 1996 and $141,021 for the nine months ended December 31, 1997 as compared to $133,212 for the nine months ended December 31, 1996. Rental income is attributable to the Company's purchase of a net-leased industrial building on March 31, 1994. Interest income decreased from $81,641 for the quarter ended December 31, 1996 to $68,471 for the quarter ended December 31, 1997 and from $254,975 for the nine months ended December 31, 1996 to $198,511 for the nine months ended December 31, 1997. This was the result of a decrease in loans receivable.

The increase in Cost of Sales of Manufactured Homes and Selling Expense is directly attributable to the increase in sales of manufactured homes made by MHS. Salaries and Employee Benefits and Professional Fees increased from a total of $54,122 for the quarter ended December 31, 1996 to $129,845 for the quarter ended December 31, 1997 and from $195,925 for the nine months ended December 31, 1996 to $329,926 for the nine months ended December 31, 1997. This increase in primarily due to increased personnel. Interest expense decreased from $30,374 for the quarter ended December 31, 1996 to $22,187 for the quarter ended December 31, 1997 and from $88,354 for the nine months ended December 31, 1996 to $64,610 for the nine months ended December 31, 1997. The decrease in interest expense is due to a decrease in loans payable. The balance of loans payable amounted to $664,183 at December 31, 1997 as compared to $1,298,327 at
December 31, 1996. Other Expenses remained relatively stable for the quarter and nine months ended December 31, 1997 as compared to the quarter and nine months ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company is currently engaged in real estate activities, including the sale and financing of manufactured homes.The Company has a $1,400,000 line of credit with Deutsche Financial Services to finance its inventory purchases. As of September 30, 1997, $664,183 of the line was utilized. The Company's ability to generate adequate cash to meet its needs is dependent primarily on its real estate investment, leveraging of its real estate investment, the success of the sale and financing of manufactured homes, collections receivable, availability of bank borrowings, the Dividend Reinvestment and Stock Purchase Plan and access to the capital markets.

                MONMOUTH CAPITAL CORPORATION
                 PART II - OTHER INFORMATION
        FOR THE NINE  MONTHS  ENDED DECEMBER 31, 1997




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




                MONMOUTH CAPITAL CORPORATION




Date:   February 13, 1997            By /s/  Eugene W. Landy
                                             EUGENE W. LANDY
                                             President

Date:   February 13, 1997            By /s/  Anna T. Chew
                                             ANNA T. CHEW
                                             Controller