Form 10-K
period 1998-03-31
MONMOUTH CAPITAL CORP
filed 1998-06-29
CIK 67618

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (C) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended March 31, 1998

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the transition period                  to

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

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

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

The aggregate market value of voting stock held by non-affiliates of the Registrant was $3,336,844 (based on 1,007,349 shares of common stock at $3.3125 per share, the average of the bid and asked price on June 12, 1998).

The number of shares outstanding of issuer's common stock as of June 12, 1998 was 1,489,658 shares.

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

Narrative Description of the Business

     Prior to fiscal 1994, the Company made loans to small business concerns located throughout the northeast region of the United States. Generally, these loans were collateralized by commercial or residential real property. The Company currently finances the sales of manufactured homes. A description of the Company's existing loan portfolio of $2,031,652 is incorporated herein by reference to Note 3 of the Notes to Consolidated Financial Statements - Loans Receivable.

    On March 31, 1994, the Company purchased its first real estate investment, a net leased industrial building in Bethlehem, Pennsylvania. This building is net leased to three tenants with leases expiring from 1998 to 2001. The gross rent on these leases total approximately $188,000 for fiscal 1998. The tenants reimburse the Company for taxes, insurance, maintenance (other than roof and structural repairs), etc. The Company purchased this building for cash.

     The Company has no limitation on leverage and intends to use leverage when available. As a practical matter, real estate with short-term leases or non-rated tenants cannot generally be leveraged.

     During fiscal 1994, the Company formed a wholly-owned subsidiary, The Mobile Home Store, Inc., to finance and sell manufactured homes. At March 31, 1998, loans receivable relating to the financing of manufactured home sales amounted to $1,824,064.

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

Number of Employees

     At March 31, 1998, the Company had seven full-time employees. A Board of Directors consisting of ten directors is responsible for the general policies of the Company. The Company utilizes the services of a management company to manage its property.

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


            1997-1998                           1996-1997

Fiscal   Market Price   Distri-      Fiscal  Market Price  Distri-
 Qtr.    High    Low    bution        Qtr.    High    Low  bution

First   3-5/8   2-1/2      --        First    3-3/4  3-3/8     --

Second  3-5/8   3-1/4      --        Second   3-3/4  2-3/4     --

Third     3     2-5/8   $ .05 (1)    Third      3    2-1/8    $ .05 (1)

Fourth  2-3/4   2-11/16    --        Fourth   3-3/4  2-1/2     --



     (1)  Total distributions to shareholders for the years ended
          March 31, 1998 and 1997 amounted to $73,515 ($.05 per share) and $57,787 ($.05 per share), respectively, all of which was taxed as ordinary income.

     The over-the-counter market quotations reflect the inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

     As of March 31, 1998, there were approximately 476 holders of the Company's common stock based on the number of record owners.

     Future dividend policy will depend on the Company's earnings, capital requirements, financial condition, availability and cost of bank financing and other factors considered relevant by the Board of Directors.


ITEM 6.  SELECTED FINANCIAL DATA
                       FOR THE YEARS ENDED MARCH 31,

             1998         1997         1996          1995       1994*

Income Statement Data:
Total
Income    $4,288,031   $2,788,741    $2,644,137   $1,338,719  $ 344,840

Total
Expenses   4,242,531    2,769,531     2,267,250    1,149,667    336,733

Income
Taxes         34,239        6,700       171,308       87,200      5,286

Net
Income        11,261       12,510       205,579      101,852      2,821

Net Income
Per Share       0.01         0.01          0.18         0.16       0.01
=======================================================================
Balance Sheet Data:

Total
Assets    $6,855,686   $5,994,684    $5,752,047   $5,068,042 $3,216,262

Shareholders'
Equity    $5,518,321   $5,342,174     4,706,755    4,477,290  2,778,911
=======================================================================
Cash Dividends
Per Share       $.05         $.05          $.05         $.05      $0.23

Average Number
of Shares Out-
standing   1,458,811    1,217,129     1,111,624      646,693    510,680

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


                              -6-

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

Liquidity and Capital Resources

     Net cash used by operating activities for the year ended March 31, 1998 amounted to $663,806 as compared to $701,318 for the year ended March 31, 1997 and $477,613 for the year ended March 31, 1996. The increase in 1997 was due primarily to increases in inventory of manufactured homes. Cash used by operating activities remained relatively stable during 1998.

     Inventory increased by $946,945 as a result of increased purchases of manufactured homes to be used as models for new sales centers in Ohio and New York.

     Loans receivable decreased by $419,247 during 1998. This decrease was the result of $1,443,855 in principal repayments and other decreases offset by new loans of $1,024,608.

     Loans payable increased by $546,660 due to the financing of increased inventory.

     The Company's ability to generate adequate cash to meet its needs is dependent primarily on the success of the sale and financing of manufactured homes, its real estate investment, leveraging of its real estate investment, collection of loans receivable, availability of bank borrowings and access to the capital markets.

Results of Operations

     Income is primarily comprised of the sale of manufactured homes, by The Mobile Home Store, Inc. (MHS), the Company's wholly owned subsidiary, interest and rent. Sales of manufactured homes increased from $1,724,021 in 1996 to $2,182,016 in 1997 and $3,730,244 in 1998.
MHS was formed in 1994 to sell and finance manufactured homes.
Income increases were due to increased sales volume.

        Interest income decreased from $360,076 in 1996 to $322,080 in 1997 and $309,828 in 1998. This decrease was primarily due to principal reductions.

        At March 31, 1996, the Company had one loan which was considered non-performing and in 1997 there were two loans considered non-performing. In fiscal 1998, these two loans were repaid.

        Rental income relating to the Bethlehem, Pennsylvania industrial building remained relatively stable during 1996, 1997 and 1998.

        Other income decreased in 1997 by $277,996 due primarily to the gain of $346,291 on the sale of the ICS convertible debenture in 1996. Other income also decreased in 1998 by $47,517 due to the sale of securities available for sale in 1997.

        Cost of manufactures home sales increased from $1,397,389 in 1996 to $1,689,915 in 1997 and $2,849,627 in 1998. These increases were directly related to increases in sales.

        Selling expense increased from $132,717 in 1996 to $191,161 in 1997 and $431,901 in 1998. These increases are directly related to increased sales.

        Salaries and Employee Benefits decreased from $174,525 in 1996 to $120,997 in 1997. Outside personnel were used in 1997. There is a corresponding increase in Professional Fees. During 1998, Salaries and Employee Benefits increased to $199,080 due to additional employees.

        Interest expense increased from $68,248 in 1996 to $103,896 in 1997 due to additional borrowings and decreased in 1998 to $81,289 due primarily to a decrease in rates.

        Other expenses increased from $357,473 in 1996 to $452,228 in 1997 due to the expansion of operations of MHS. Other expenses remained relatively stable during 1998.

        Income taxes decreased from $171,308 to $6,700 in 1997 and increased in 1998 to $34,239. This was due to the changes in income.

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

                                                   Director Since/
                          Principal Occupation     Shares Owned and
Name, Age and Title          Past Five Years       % of Total

Ernest V. Bencivenga  Treasurer(1961 to present)        1961
(80)                  Secretary(1967 to present).    Owns 6,213 shs
Secretary/Treasurer   Treasurer and Director of          .42% (1)
and Director          MREIC; Secretary/Treasurer
                      and Director of UMH.

Anna T. Chew          Controller(1991 to present).      1994
(40)                  Certified Public Accountant;   Owns 8,230 shs
Controller and        Vice President, Chief              .56%(2)
Director              Financial Officer and Director
                      of UMH; Controller/Director
                      of MREIC; Prior to 1991,
                      Senior manager KPMG Peat
                      Marwick.

Boniface DeBlasio     Chairman of the Board(1968        1961
(77)                  to Present). Director of       Owns 30,026 shs
Board Chairman and    MREIC.                            2.03% (3)
Director

Charles P.Kaempffer   Self-employed investor.           1970
(60)                  Director of MREIC, UMH and     Owns 15,631 shs
Director              Sovereign Community Bank.         1.06% (4)

Eugene W. Landy       Attorney. President (1961 to      1961
(64)                  Present); President of MREIC;  Owns 189,439 shs
President and         Chairman of the Board of UMH.    12.82% (5)
Director

Samuel A. Landy       Attorney. President and           1994
(37)                  Director of UMH; Director      Owns 50,503 shs
Director              of MREIC.                         3.42%(6)

James E. Mitchell     General Partner of Mitchell       1994
(57)                  Partners,L.P. Chairman of      Owns 78,681 shs
Director              the Board of Balboa               5.32% (7)
                      Securities Corporation.

W. Dunham Morey       Certified Public Accountant.      1961
(77)                  Director of MREIC.             Owns 50,600 shs
Director                                                3.42%
                                 -9-

                                                    Director Since/
                          Principal Occupation      Shares Owned and
Name, Age and Title         Past Five Years         % of Total


Robert G. Sampson     Self-employed investor.           1963
(72)                  Director of MREIC and UMH;     Owns 16,986 shs
Director              General Partner for Sampco,       1.15%
                      Ltd.

Peter J. Weidhorn     Chairman, President and CEO       1994
(51)                  of WNY Group, Inc.; Chairman,  Owns 36,000 shs
Director              CentraState Healthcare Systems    2.44%



(1)  Includes 4,909 shares held by Mr. Bencivenga's wife.

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

(5)  Includes (a) 6,963 shares held by Mr. Landy's wife;
     (b) 31,227 shares held in the Landy & Landy Employees' Pension Plan, of which Mr. Landy is a Trustee with power to vote; (c) 56,065 shares held in the Landy & Landy Employees'Profit Sharing Plan of which Mr. Landy is Trustee with power to vote.

(6) Includes (a) 12,013 shares held by Mr. Landy's wife; (b) 12,891 shares in custodial accounts for Mr. Landy's children under the Uniform Gift to Minor's Act in which he disclaims any beneficial interest, but has power to vote; and (c) 15,346 shares in the Samuel Landy Family Limited Partnership.

(7) Includes 73,991 shares held by Mitchell Partners, L.P. over which Mr. Mitchell exercises voting power.

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

     The following Summary Compensation Table shows compensation paid by the Company to its chief executive officer for services rendered during the fiscal years ended March 31, 1998, 1997 and 1996. Because no executive officers received total annual salary and bonus exceeding $100,000, only the compensation paid to the chief executive officer is to be disclosed under the Securities and Exchange Commission disclosure requirements.
                                      Annual Compensation
Name and Principal
    Position                Year     Salary    Bonus      Other(1)


Eugene W. Landy             1998      None      None      $58,200
Chief Executive Officer     1997      None      None      $71,700
                            1996      None      None      $63,530

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

Evaluation

     The Committee reviewed the progress made by Eugene W. Landy, Chief Executive Officer, in locating alternative business and investment opportunities. The Committee decided to continue Mr. Landy's annual compensation of $50,000. The Summary Compensation Table shows an annual compensation to Mr.Landy of $50,000 plus $8,200 in directors' and legal fees for a total of $58,200 for the year ended March 31, 1998.

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



                      Monmouth
       Year Ended      Capital       NASDAQ        NASDAQ
       March 31,     Corporation      Total      Financial

        1993            100           100           100
        1994            130           108           104
        1995            117           120           117
        1996            138           163           161
        1997            131           181           207
        1998            108           275           320

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     As of March 31, 1998, no person owned of record or was known by the Company to beneficially own more than 5% of the shares, except as follows:


Name and Address                Shares Owned         Percent
of Beneficial Owner             Beneficially         of Class

Eugene W. Landy
20 Tuxedo Road                     189,439            12.82%
Rumson, NJ 07760

Walter Carucci                     117,810             7.97%
c/o Carr Securities
1 Penn Plaza
New York, NY 10114

James E. Mitchell &
Mitchell Partners                   78,681             5.32%
611 Anton Blvd.
Costa Mesa, CA 92626

     The Company believes that during 1997, all persons required to report ownership and changes in ownership of common stock pursuant to Section 16(a) of the Securities Exchange Act of 1934 have complied, except James E. Mitchell and Mitchell Partners failed to file two reports timely.

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

     Additional related party transactions are incorporated herein by reference to Part IV, Item 14(a)(1)(vi), Note 9 of the Notes to Consolidated Financial Statements - Payments to Affiliated
Persons and Related Party Transactions.

                                 PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS
ON FORM 8-K


(a) (1)   The following Financial Statements are filed as part of
this report:

                                                           Page

(i)       Independent Auditors' Report                      18

(ii)      Consolidated Balance Sheets as of
            March 31, 1998 and 1997                        19-20

(iii)     Consolidated Statements of Income
           for the years ended March 31, 1998,
           1997 and 1996                                    21

(iv)      Consolidated Statements of Shareholders'
           Equity for the years ended March 31, 1998,
           1997 and 1996                                    22

(v)       Consolidated Statements of Cash Flows
           for the years ended March 31, 1998, 1997
           and 1996                                         23

(vi)      Notes to Consolidated Financial Statements       24-32

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

                    INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
Monmouth Capital Corporation
Eatontown, New Jersey


     We have audited the accompanying consolidated balance sheets of Monmouth Capital Corporation as of March 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monmouth Capital Corporation at March 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1998 in conformity with generally accepted accounting principles.




                                   /s/ Cowan, Gunteski & Co.





June 11, 1998
Toms River, New Jersey

                  MONMOUTH CAPITAL CORPORATION
                   CONSOLIDATED BALANCE SHEETS
                       AS OF MARCH 31,


          ASSETS                                  1998         1997

Current Assets:
  Cash                                       $  547,020   $  228,928
  Accounts Receivable                            86,998       20,124
  Interest Receivable                             3,342       42,153
  Securities Available for Sale at
    Fair Value                                  412,919      420,986
  Inventory                                   2,556,851    1,609,906
  Prepaid Expenses and Other Current Assets      81,714      195,076
  Current Portion of Loans Receivable            80,417      517,202
                                             __________   __________

    Total Current Assets                      3,769,261    3,034,375
                                             ----------   ----------

Long Term Assets:

  Real Estate Investments:
   Land                                         178,170      172,000
   Building and Improvements net of
     accumulated depreciation of $110,987
     and $62,603, respectively                1,022,020      919,612
                                             __________   __________

     Total Real Estate Investments            1,200,190    1,091,612
                                             ----------   ----------

  Loans Receivable:
   Performing(less allowance for losses
     of $65,000 in 1998)                      1,886,235    1,208,155
   Non-Performing(less allowance for
     losses of $119,753 for 1997)                  -0-      660,542
                                             __________   __________

   Total Loans Receivable                     1,886,235    1,868,697
                                             __________   __________

   Total Long-Term Assets                     3,086,425    2,960,309
                                             __________   __________

TOTAL ASSETS                                 $6,855,686   $5,994,684
                                             ==========   ==========

          See Accompanying Independent Auditors' Report and
             Notes to Consolidated Financial Statements
                                  -19-


                   MONMOUTH CAPITAL CORPORATION
                  CONSOLIDATED BALANCE SHEETS (CONT.)
                          AS OF MARCH 31,




   LIABILITIES AND SHAREHOLDERS' EQUITY

                                              1998         1997
Current Liabilities:

  Accounts Payable and Accrued Expenses   $  241,609   $  116,699
  Loans Payable                               35,671          -0-
  Inventory Financing                        985,233      474,244
                                          __________   __________

Total Current Liabilities                  1,262,513      590,943
Other Liabilities                             74,852       61,567
                                          __________   __________

TOTAL LIABILITIES                          1,337,365      652,510
                                          __________   __________
Shareholders' Equity:
  Common Stock (par value $1.00 per
    share; authorized 10,000,000 shares;
    issued and outstanding 1,477,839 and
    1,408,464 shares respectively in 1998
    and 1997)                              1,477,839    1,408,464
  Additional Paid-In Capital               3,225,605    3,086,470
  Unrealized Investment Gain (Loss)              218      (29,673)
  Retained Earnings                          814,659      876,913
                                          __________   __________

Total Shareholders' Equity                 5,518,321    5,342,174
                                          __________   __________

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                    $6,855,686   $5,994,684
                                          ==========   ==========




             See Accompanying Independent Auditors' Report and
                Notes to Consolidated Financial Statements

                                 -20-


                     MONMOUTH CAPITAL CORPORATION
                   CONSOLIDATED STATEMENTS OF INCOME
                     FOR THE YEARS ENDED MARCH 31,


                                   1998          1997         1996

INCOME:

  Sales of Manufactured Homes  $3,730,244    $2,182,016    $1,724,021
  Interest Income                 309,828       322,080       360,076
  Rental Income                   188,311       177,480       174,879
  Other Income                     59,648       107,165       385,161
                               __________    __________     _________

    Total Income                4,288,031     2,788,741     2,644,137
                               ----------    ----------     ---------
EXPENSES:

  Cost of Manufactured
   Home Sales                   2,849,627     1,689,915     1,397,389
  Selling Expense                 431,901       191,161       132,707
  Salaries and Employee
   Benefits                       199,080       120,997       174,525
  Professional Fees               226,947       211,334       136,908
  Interest Expense                 81,289       103,896        68,248
  Other                           453,687       452,228       357,473
                               __________    __________    __________

    Total Expenses              4,242,531     2,769,531     2,267,250
                               ----------    ----------    ----------
  Income Before
   Income Taxes                    45,500        19,210       376,887

  Income Taxes                     34,239         6,700       171,308
                               __________    __________    __________


NET INCOME                     $   11,261    $   12,510    $  205,579
                               ==========    ==========    ==========

NET INCOME PER SHARE-
   Basic and Diluted           $      .01    $      .01    $      .18
                               ==========    ==========    ==========
WEIGHTED AVERAGE
  SHARES OUTSTANDING-
   Basic and Diluted            1,458,811     1,217,129     1,111,624
                               ==========    ==========    ==========

             See Accompanying Independent Auditors' Report and
                Notes to Consolidated Financial Statements
                                  -21-



                        MONMOUTH CAPITAL CORPORATION
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                     Additional  Unrealized
                    Common Stock       Paid-In   Investment    Retained
                  Number     Amount    Capital   Gain (Loss)   Earnings
Balance
March 31,1995  1,100,071 $1,100,071  $2,596,172    $  9,065   $ 771,982
Common Stock
 Issued with
 the DRIP*        39,113     39,113      66,383         -0-         -0-

Net Income           -0-        -0-         -0-         -0-     205,579

Distributions        -0-        -0-         -0-         -0-     (55,371)

Unrealized
 Investment
 Loss                -0-        -0-         -0-     (26,239)        -0-
              ----------  ---------   ---------    ---------   --------

Balance
March 31,1996  1,139,184  1,139,184   2,662,555     (17,174)    922,190
Common Stock
 Issued with
 the DRIP*       269,280    269,280     423,915         -0-         -0-

Net Income           -0-        -0-         -0-         -0-      12,510

Distributions        -0-        -0-         -0-         -0-     (57,787)

Unrealized
 Investment
 Loss                -0-        -0-         -0-     (12, 499)       -0-
              ----------  ---------   ---------    ---------   --------

Balance
March 31,1997  1,408,464  1,408,464   3,086,470     (29,673)    876,913
Common Stock
Issued with
the DRIP*         69,375     69,375     139,135         -0-         -0-

Net Income           -0-        -0-         -0-         -0-      11,261

Distributions        -0-        -0-         -0-         -0-     (73,515)

Unrealized
 Investment
 Gain                -0-        -0-         -0-       29,891        -0-
               --------- ----------  ----------    ---------   --------
Balance
March 31, 1998 1,477,839 $1,477,839  $3,225,605    $     218   $814,659
               ========= ==========  ==========    =========   ========

             See Accompanying Independent Auditors' Report and
                Notes to Consolidated Financial Statements
*Dividend Reinvestment and Stock Purchase Plan.
                                      -22-


                      MONMOUTH CAPITAL CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE YEARS ENDED MARCH 31,

                                   1998          1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                      $   11,261    $   12,510    $  205,579
Depreciation & Amortization         48,384        25,116        24,995
Gain on Sales of Securities
 Available for Sale                    -0-       (64,346)          -0-
Changes in Operating Assets
 and Liabilities:
  Accounts Receivable              (66,874)       55,628       (57,048)
  Interest Receivable               38,811        (9,311)       15,531
  Inventory                       (946,945)     (441,690)     (720,100)
  Prepaid Expenses and Other
    Current Assets                 113,362      (138,786)        6,437
  Accounts Payable and
    Accrued Expenses               124,910      (124,102)       38,430
  Other Liabilities                 13,285       (16,337)        8,563
                                ----------    ----------     ---------
Net Cash Used by
  Operating Activities            (663,806)     (701,318)     (477,613)
                                ----------    ----------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  New Loans Receivable          (1,024,608)     (726,665)   (1,405,605)
  Collections and Other
    Decreases in Loans
    Receivable                   1,443,855       589,261       790,168
  Purchase of Securities
    Available for Sale                 -0-      (171,020)          -0-
  Sales and Other Decreases
    in Securities Available
    for Sale                        37,958       768,495       524,199
  Additions to Building and
    Improvements                  (156,961)       (7,515)          -0-
                                ----------    ----------     ---------
Net Cash Provided (Used)
   by Investing Activities         300,243       452,556       (91,238)
                                ----------    ----------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net Increase (Decrease)
   in Loans Payable                546,660      (252,343)      407,547
  Dividends Paid                   (52,751)      (43,808)      (55,371)
  Proceeds from Issuance of
   Class A Common Stock            187,746       679,216       105,496
                                ----------    ----------     ---------
Net Cash Provided by
   Financing Activities            681,655       383,065       457,672
                                ----------    ----------     ---------
  Net Increase (Decrease)
   in Cash                         318,092       134,303      (111,179)
  Cash at Beginning of Year        228,928        94,625       205,804
                                ----------    ----------     ---------

  Cash at End of Year           $  547,020    $  228,928    $   94,625
                                ==========    ==========    ==========

             See Accompanying Independent Auditors' Report and
                Notes to Consolidated Financial Statements
                                 -23-

                       MONMOUTH CAPITAL CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MARCH 31, 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of the Business

     Monmouth Capital Corporation (the Company) is a corporation organized in New Jersey which commenced operations in 1961. Prior to fiscal 1994, the Company was an investment company under the Investment Company Act of 1940 and a small business investment company licensed under the Small Business Investment Company Act of 1958. The Company currently receives rental income from one real estate investment.
The Company also sells and finances manufactured homes.

Revenue Recognition

     Sale of manufactured homes is recognized on the full accrual basis when certain criteria are met. These criteria include the following:
(a) initial and continuing payment by the buyer must be adequate;
(b) the receivable, if any, is not subject to future subordination;
(c) the benefits and risks of ownership are substantially transferred to the buyer; and (d) the Company does not have a substantial continued involvement with the home after the sale. Alternatively, when the foregoing criteria are not met, the Company recognizes gains by the installment method. Interest income on loans receivable is not accrued when, in the opinion of management, the collection of such interest appears doubtful. Rental income is recognized on the straight-line basis over the term of the lease.

Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Building and Improvements

     Building and Improvements are stated at the lower of depreciated cost or net realizable value. Depreciation is computed based on the straight-line method over the estimated useful life of the assets
(5 to 39 years).If there is an event or change in circumstances that indicates that the basis of an investment property may not be recoverable, management assesses the possible impairment of value through evaluation of the estimated future cash flows of the property, on an undiscounted basis, as compared to the property's current carrying value. A property's carrying value would be adjusted, if necessary, to reflect an impairment in the value of the property.

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

Earnings Per Share

Net Income Per Share-Effective March 31, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No 128 "Earnings Per Share." All prior years' net income per share have been re-stated in accordance with the Statement. Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period (1,458,811, 1,217,129 and 1,111,624 in 1998, 1997 and 1996, respectively). Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. (See Note 6). There were no dilutive stock options as of March 31, 1998, 1997 AND 1996.

Stock Option Plans-Stock option plans are accounted for under the intrinsic value based method as prescribed by Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees". Included in these Notes to Consolidated Financial Statements are the pro forma disclosures required by SFAS No. 123, "Accounting for Stock-Based Compensation," which assumes the fair value based methof of accounting has been adopted.

NOTE 2 - INVESTMENT IN SUBSIDIARY

     The Company formed a wholly-owned subsidiary, The Mobile Home Store, Inc. (MHS), to finance and sell manufactured homes. MHS was incorporated in the State of New Jersey on July 28, 1993. The consolidated financial statements of the Company include the accounts of MHS. All intercompany transactions and balances have been eliminated in consolidation.

NOTE 3 - LOANS RECEIVABLE

     The following is a summary of the loans held by the Company at March 31, 1998 and 1997:

                                   Maturity        Balance
                           Rate      Date    3/31/98    3/31/97

J. Trombe Flooring Co.*     12%      1994 $      -0-  $  408,602


Motel Associates of
 Columbus*                  13%      1994        -0-     371,693


Financed Manufactured
 Home Units               10%-12% various  1,824,064   1,725,357

Other                    various  various    207,588         -0-
                                          __________  __________
  Total Loans Receivable                   2,031,652   2,505,652

Allowance for Losses                          65,000     119,753
                                          __________  __________
  Net Loans Receivable                     1,966,652   2,385,899

Current Portion                               80,417     517,202
                                          __________  __________
Long-Term Portion                         $1,886,235  $1,868,697
                                          ==========  ==========

* Non-performing loans in 1997.


     During 1994, MHS began selling manufactured home units and financing these sales. At March 31, 1998 and 1997, financed manufactured home units consist of seventy-eight and sixty-nine loans, respectively. These loans range from approximately $5,000 to approximately $60,000 and are collateralized by manufactured homes.

     At March 31, 1998, the Company had two loans which were considered non-performing. Both loans were paid off in 1998.

NOTE 4 - INVESTMENTS IN DEBT AND EQUITY SECURITIES


     The following is a summary of investments in debt and equity securities at March 31, 1998 and 1997:


                                  Cost                 Fair Value

Description               3/31/98      3/31/97    3/31/98      3/31/97


Government National
  Mortgage Association
    6.5%, 2/20/2014        402,576     440,534     394,544     403,548


Tork Time Control, Inc.
 1,500 shares               10,125      10,125      18,375      17,438
                          ________    ________    ________   _________

                          $412,701    $450,659    $412,919   $ 420,986
                          ========    ========    ========   =========



     During 1997, the Company redeemed a $500,000 investment in U.S. Treasury Notes.



NOTE 5 - INVENTORY FINANCING

     On October 6, 1994, the Company entered into an agreement with Deutsche Financial Services (formerly ITT Commercial Finance Corp.) whereby MHS finances its inventory purchases under a $350,000 line of credit. This amount was increased to $1,400,000 during fiscal 1997.
The interest rate ranges from prime to prime + 1.5% for each advance to prime plus 3% after one year. Total advances at March 31, 1998 amounted to $101,304. During 1998, the Company entered into a new $2,500,000 agreement with Greentree Financial Servicing Corporation to finance MHS's inventory purchases. The interest rates range from prime for each advance to prime plus 2.75% after one year. Advances under this line of credit are secured by the manufactured home units for which the advances were made. Total advances at March 31, 1998 amounted to $883,929.

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

     The Company elected to continue following APB Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized. Had compensation cost been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts as follows:

                                         1998      1997        1996

     Net Income       As reported     $11,261   $ 12,510     $205,579
                      Pro forma         3,387      4,636      197,705

     Net Income
     Per Share        As reported         .01        .01          .18
                        Pro forma         -0-        -0-          .18

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996: dividend yield of .3 percent; expected volatility of 25 percent; risk-free interest rates of 6.5 percent; and expected lives of five years.

     A summary of the status of the Company's stock option plan as of March 31, 1998, 1997, and 1996 and changes during the years then ended are as follows:


                            1998             1997             1996

                               Weighted         Weighted         Weighted
                                Average          Average          Average
                               Exercise         Exercise         Exercise
                       Shares   Price   Shares   Price    Shares  Price


Outstanding at
 beginning of year    35,000   $  3.21   35,000   $3.21   20,000   $3.00
Granted                  -0-       -0-      -0-     -0-   15,000    3.50
Exercised                -0-       -0-      -0-     -0-      -0-     -0-
                      ------             ------           ------
                      35,000      3.21   35,000    3.21   35,000    3.21
                      ======             ======           ======
Options exercisable
 at end of year       35,000             35,000           20,000
                      ======             ======           ======
Weighted-average fair
 value of options
 granted during the
 year                              -0-              -0-             0.97
                                ======           ======           ======


     The following is a summary of stock options outstanding as of March 31, 1998:

        Date of     Number of    Number of    Option     Expiration
         Grant      Employees     Shares      Price         Date

        1/4/95          2         20,000      $3.00       1/4/2000
        3/4/96          3         15,000       3.50       3/4/2001
                                  ------
                                  35,000
                                  ======

     As of March 31, 1998, there were 265,000 shares available for grant under the Plan.

     On April 8, 1998, options for 20,000 shares were granted to two employees at an option price of $2.75. These options expire on April 8, 2003.

NOTE 7 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

     Effective August 28, 1995, the Company implemented a Dividend Reinvestment and Stock Purchase Plan (DRIP). Under the terms of the DRIP, shareholders who participate may reinvest all or part of their dividends in additional shares of the Company at approximately 95% of the market price.

     Shareholders may also purchase additional shares at approximately 95% of its market price by making optional cash payments. For the year ended March 31, 1998, the Company received $208,510 from the DRIP. There were 69,375 new shares issued, resulting in 1,477,839 shares outstanding.

     On December 15, 1997, the Company paid $73,515 as a dividend of $.05 per share to shareholders of record November 17, 1997.

NOTE 8 - INCOME TAXES

     For the years ended March 31, 1998, 1997 and 1996, total income tax expense amounted to $34,239, $6,700 and $171,308, respectively.

     The following is a reconciliation of income tax expense at the statutory rate to income tax expense at the Company's effective rate for the years ended March 31, 1998, 1997 and 1996, respectively:

                                       1998         1997       1996
     Computed tax at the expected
       statutory rate                $15,470       $6,531     $128,142
     Surtax Exemption                 (8,645)      (3,650)     (11,750)
     Deferred income/expenses          2,255       (1,614)       9,787
     State income taxes-net of
       federal tax benefits           23,205        5,695       30,563
     Other                             1,954         (262)      14,566
                                     -------      -------     --------
          Income tax expense         $34,239      $ 6,700     $171,308
                                     =======     ========     ========

     There were no deferred tax assets or liabilities recognized as of March 31, 1998, 1997 and 1996.

NOTE 9 - PAYMENTS TO AFFILIATED PERSONS AND RELATED PARTY
          TRANSACTIONS

Payments to Affiliated Persons

     Total payments to all officers, directors and affiliated persons during the fiscal years ended March 31, 1998, 1997 and 1996 amounted to $110,200, $125,000 and $103,816, respectively.
Eugene W.Landy, President of the Company, received $53,200
$53,200, and $45,030 in management and director fees during the years ended March 31, 1998, 1997 and 1996, respectively. In addition, the firm of Landy & Landy received $5,000, $18,500 and $18,500 in legal fees, respectively.


Transactions with United Mobile Homes, Inc.

     MHS has rental expenses to United Mobile Homes, Inc. (United). United owns and operates manufactured home communities. Six
Directors of the Company are also Directors and shareholders of United. MHS pays United market rent on sites where MHS has a home for sale. Total site rental expense to United amounted to $129,603, $113,182 and $54,321, respectively, for the years ended March 31, 1998, 1997 and 1996. Effective April 1, 1995, MHS and United entered into an agreement whereby MHS leases space from United to be used as sales lots, at market rates, at most of United's communities. Total rental expense relating to these sales lots amounted to $102,300, $90,000 and $89,950 for the years ended March 31, 1998, 1997 and 1996, respectively.

     During fiscal 1998, 1997 and 1996, MHS sold to United four, fifteen twelve homes, respectively, for a total sales price of $90,532, $381,501 and $240,109, respectively, at MHS's cost. These sales represented 2%, 17% and 12%, respectively, of total sales made by MHS. These manufactured homes were available through MHS, but could have been acquired by United from a third party at approximately the same price.

     During the years ended March 31, 1998, 1997 and 1996, MHS acquired certain inventory from United. These purchases amounted to $133,791, $30,905 and $143,983 representing 3.5%, 1% and 7%, respectively, of total purchases made by MHS during fiscal 1998, 1997 and 1996. This inventory was available through United, but could have been acquired from a third-party at approximately the same cost.

NOTE 10 - GROUP CONCENTRATIONS OF CREDIT RISK

     The Company has made loans to small business concerns and to individuals located throughout the Northeast region of the United States. The loan portfolio is diversified. Generally, loans are collateralized by commercial or residential real property, including manufactured homes. At March 31, 1998 and 1997, all loans were secured.

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company is required to disclose certain information about fair values of financial instruments, as defined in Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of
Financial Instruments.

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

     The fair value of cash and cash equivalents and loans receivable approximates their current carrying amounts since all such items are short-term in nature. The fair value of securities available for sale is based upon quoted market values (See Note 4). The fair value of loans payable approximates their current carrying amounts since such amounts payable are at a current market rate of interest.


NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid during the years ended March 31, 1998, 1997 and 1996 for interest and taxes are as follows:

                          3/31/98        3/31/97        3/31/96

      Interest           $81,289        $103,896       $ 68,248

      Taxes              $36,591          (5,729)       142,135

     During the year ended March 31, 1998, 1997 and 1996 the Company had dividend reinvestments of $20,764, $13,979 and -0- respectively, which required no cash transfers.
                                 -32-

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


Dated:    6/26/98

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                              Title                       Date



/s/Boniface DeBlasio                                     6/26/98
BONIFACE DEBLASIO        Chairman of the Board




/s/Eugene W. Landy                                        6/26/98
EUGENE W. LANDY          President



/s/Ernest V. Bencivenga                                   6/26/98
ERNEST V. BENCIVENGA     Secretary/Treasurer
                           and Director


/s/Anna T. Chew                                           6/26/98
ANNA T. CHEW             Controller and
                           Director


/s/Charles P. Kaempffer                                   6/26/98
CHARLES P. KAEMPFFER     Director

                           Title                    Date



/s/Samuel A. Landy                                        6/26/98
SAMUEL A. LANDY          Director



/s/James E. Mitchell                                      6/26/98
JAMES E. MITCHELL        Director



/s/W. Dunham Morey                                        6/26/98
W. DUNHAM MOREY          Director



/s/Robert G. Sampson                                      6/26/98
ROBERT G. SAMPSON        Director



/s/Peter J. Weidhorn                                      6/26/98
PETER J. WEIDHORN        Director