Form 10-Q
period 1998-06-30
MONMOUTH CAPITAL CORP
filed 1998-08-12
CIK 67618

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


(Mark One)

(  X  )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES AND EXCHANGE ACT OF 1934

          For the quarterly period ended   June 30, 1998

                      OR

(    )   TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d)  OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

         For the transition period from                  to

For the Quarter ended                Commission File No.
  June 30, 1998                          0-24282

               MONMOUTH CAPITAL CORPORATION
    (Exact Name of Registrant as Specified in its Charter)

               New Jersey                   21-0740878
(State or other jurisdiction of          (I.R.S. Employer
 incorporation or organization)         Identification No.)

    125 Wyckoff Road, Eatontown, New Jersey          07724
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

The number of shares or other units outstanding of each of the issuer's classes of securities as of August 3, 1998 was 1,489,812 shares.

                     MONMOUTH CAPITAL CORPORATION
               FOR THE THREE MONTHS ENDED JUNE 30, 1998


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



                     MONMOUTH CAPITAL CORPORATION
                      CONSOLIDATED BALANCE SHEETS
                AS OF JUNE 30, 1998 AND MARCH 31, 1998

                                                  6/30/98          3/31/98
Current Assets:
      Cash                                       $   194,113      $  547,020
      Accounts Receivable                             57,289          86,998
      Interest Receivable                              1,755           3,342
      Securities Available for Sale at
         Fair Value                                  393,425         412,919
      Inventory                                    2,923,117       2,556,851
      Prepaid Expenses and Other Current Assets       99,114          81,714
      Current Portion of Loans Receivable             77,112          80,417
                                                   _________       _________
             Total Current Assets                  3,745,925       3,769,261
                                                   _________       _________
Long-Term Assets:
      Real Estate Investments:
         Land                                        183,065         178,170
         Building and Improvements net of
            accumulated depreciation of $117,608
            and $110,987,  respectively            1,026,237       1,022,020
                                                   _________       _________
         Total Real Estate Investments             1,209,302       1,200,190

      Loans Receivable (less allowance for
            losses of $65,000 at June 30, 1998
            and March 31, 1998)                    2,447,568       1,886,235
                                                   _________       _________

            Total Long-Term Assets                 3,656,870       3,086,425
                                                   _________       _________
TOTAL ASSETS                                      $7,402,795      $6,855,686
                                                   =========       =========



                              -UNAUDITED-
          See Notes to the Consolidated Financial Statements



                     MONMOUTH CAPITAL CORPORATION
                 CONSOLIDATED BALANCE SHEETS (CONT'D.)
                AS OF JUNE 30, 1998 AND MARCH 31, 1998




                                                    6/30/98          3/31/98

         LIABILITIES AND SHAREHOLDERS' EQUITY
      Current Liabilities:

         Accounts Payable and Accrued Expenses     $  172,718      $  241,609
         Loans Payable                                  -0-            35,671
         Inventory Financing                        1,638,294         985,233
                                                    _________       _________

       Total Current Liabilities                    1,811,012       1,262,513
     Other Liabilities                                 74,852          74,852
                                                    _________       _________

            Total Liabilities                       1,885,864       1,337,365
                                                    _________       _________

     Shareholders' Equity:
         Common Stock (par value $1.00 per
            share; authorized 10,000,000 shares;
            issued and outstanding 1,489,688 and
            1,477,839 shares at June 30, 1998 and
            March 31, 1998, respectively            1,489,688       1,477,839
        Additional Paid-in Capital                  3,246,259       3,225,605
        Unrealized Investment (Loss) Gain              (4,692)            218
        Retained Earnings                             785,676         814,659
                                                    _________       _________
    Total Shareholders' Equity                      5,516,931       5,518,321
                                                    _________       _________
            TOTAL LIABILITIES AND
               SHAREHOLDERS' EQUITY                $7,402,795      $6,855,686
                                                    =========       =========





                                 UNAUDITED
             See Notes to the Consolidated Financial Statements


                     MONMOUTH CAPITAL CORPORATION
                   CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE THREE  MONTHS ENDED JUNE 30,




                                            1998                1997
INCOME:
 Sales of Manufactured Homes             $1,291,148         $  874,396
 Interest Income                             70,476             70,620
 Rental Income                               31,704             46,510
 Other Income                                13,660             11,127
                                          _________          _________
    Total Income                          1,406,988          1,002,653
                                          _________          _________
EXPENSES:
 Cost of Manufactured
    Homes Sales                           1,054,699            691,144
 Selling Expense                            100,287             55,519
 Salaries & Employee Benefits                54,932             56,821
 Professional Fees                           33,546             33,353
 Interest Expense                            34,002             21,942
 Other Expenses                             158,505            126,875
                                          _________          _________
      Total Expenses                      1,435,971            985,654
                                          _________          _________

  Income (Loss)  Before Income Taxes        (28,983)            16,999
  Income Taxes                                -0-                7,000
                                          _________          _________

NET INCOME (LOSS)                        $  (28,983)        $    9,999
                                          =========          =========


NET INCOME  (LOSS) PER SHARE
   BASIC AND DILUTED                           (.02)               .01
                                          =========          =========

WEIGHTED AVERAGE
    SHARES OUTSTANDING
    BASIC AND DILUTED                     1,486,469          1,426,431
                                          =========          =========



                              -UNAUDITED-
            See Notes to Consolidated Financial Statements
                                  -5-



                     MONMOUTH CAPITAL CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOW
                  FOR THE THREE MONTHS ENDED JUNE 30,



                                             1998                   1997

CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income                              $  (28,983)         $    9,999
      Depreciation and Amortization                6,621               6,621
      Changes In Operating Assets and
      Liabilities:
       Accounts Receivable                        29,709             (65,229)
       Interest Receivable                         1,587              10,169
       Inventory                                (366,266)           (296,499)
       Prepaid Expenses and Other
         Current Assets                          (17,400)             87,688
       Accounts Payable and Accrued Expenses     (68,891)            (69,577)
         Other Liabilities                         -0-                 8,963
                                               _________           _________
Net Cash Used by Operating Activities           (443,623)           (307,865)
                                               _________           _________
CASH FLOWS FROM INVESTING ACTIVITIES
      New Loans Receivable                      (631,395)           (304,583)
      Collections and Other Decreases in
        Loans Receivable                          73,367             126,467
      Sales and Other Decreases in Securities
        Available for Sale                        14,584               8,772
      Additions to Real Estate Investments       (15,733)              -0-
                                               _________           _________
Net Cash Used by Investing Activities           (559,177)           (169,344)
                                               _________           _________

CASH FLOWS FROM FINANCING ACTIVITIES
      Net Increase in Inventory Financing        653,061             249,945
      Principal Payments on Loans                (35,671)              -0-
      Proceeds from the Issuance of Class A
         Common Stock                             32,503             106,035
                                               _________           _________
Net Cash Provided by Financing Activities        649,893             355,980
                                               _________           _________

Net Decrease in Cash                            (352,907)           (121,229)
Cash at Beginning of Period                      547,020             228,928
                                               _________           _________
Cash at End of Period                         $  194,113          $  107,699
                                               =========           =========

                              -UNAUDITED-
          See Notes to the Consolidated Financial Statements
                                  -6-

                     MONMOUTH CAPITAL CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998



NOTE 1 - ACCOUNTING POLICY

The interim consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows at June 30,
1998 and for  all  periods  presented.   All adjustments
made  in  the interim period were of a  normal  recurring
nature.    Certain  footnote  disclosures  which  would
substantially duplicate   the   disclosures  contained  in
the  audited   financial statements and notes thereto
included in the annual report of Monmouth Capital Corporation (the Company) for the year ended March 31, 1998 have been omitted.

NOTE 2 - LOANS RECEIVABLE

In conjunction with the sale of manufactured homes, loans totaling $631,395 were made for the three months ended June
30, 1998. Loans are primarily at 10%-15% for fifteen years and secured by the homes.

Collections and other decreases of loans receivable totalled
$73,367 for the three months ended June 30, 1998.

NOTE 3 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

For the three months ended June 30, 1998, the Company received $32,503 from the Dividend Reinvestment and Stock
Purchase Plan (DRIP). There were 11,849 new shares issued, resulting in 1,489,688 shares outstanding.

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and taxes for the three months ended
June 30, 1998 and 1997 were as follows:

                                   1998                1997

               Interest         $  34,002           $  21,942

               Taxes               11,000              19,000

                     MONMOUTH CAPITAL CORPORATION
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION


Net cash used by operating activities for the three months ended June 30, 1998 amounted to $443,623 as compared to $307,865 for the three months ended June 30, 1997. This increase in net cash used by operating activities is primarily due to a decrease in prepaid expenses and other current assets and to an increase in manufactured home inventory of The Mobile Home Store, Inc. (MHS), the Company's wholly-owned subsidiary. Inventory increased by $366,266 for the three months ended June 30, 1998 as compared to an increase of $296,499 for the three months ended June 30, 1997 as a result of increased purchases of manufactured homes for sale to be used as models for new sales centers in Ohio and New York

Loans Receivable increased by $558,028 during the three months ended June 30, 1998. This was the result of new loans made of $631,395 offset by $73,367 in collections.

Inventory financing increased by $653,061 during the three months ended June 30, 1998.
This was a result of the new $2,500,000 financing agreement which allows the Company to finance all inventory purchases. In the past, only inventory purchased at certain locations was financed.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Income is comprised primarily of sales of manufactured homes, interest income and rental income. Sales of manufactured homes amounted to $1,291,148 for the three months ended June 30, 1998 as compared to $874,396 for the three months ended June 30, 1997. MHS has been experiencing increased sales since its inception in fiscal 1994.

                     MONMOUTH CAPITAL CORPORATION
                  MANAGEMENT DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONT'D)



Rental income, including tenant reimbursements, amounted to $31,704 for the three months ended June 30, 1998 as compared to $46,510 for the three months ended June 30, 1997. Rental income is attributable to the Company's purchase of a net-leased industrial building on March 31, 1994. The decrease in the three months ending June 30, 1998 as compared to the three months ended June 30, 1997 was the result of a decrease in reimburseable expenses.

Interest income and other income remained relatively stable for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997.

The increase in Cost of manufactured homes sales and Selling expense is directly attributable to the increase in sales of manufactured homes made by MHS. The Company is investing in new sales centers and increasing market share. Interest expense increased to $34,002 for the three months ended June 30, 1998 as compared to $21,942 for the three months ended June 30, 1997. The increase in interest expense is due to a increase in inventory financing.

Salaries and employee benefits and Professional fees remained relatively stable for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997.

Other expenses increased to $158,505 for the three months ended June 30, 1998 as compared to $126,875 for the three months ended June 30, 1997 primarily due to the expansion of the operations of MHS.

LIQUIDITY AND CAPITAL RESOURCES

The Company is currently engaged in real estate activities, including the sale and financing of manufactured homes.

The Company has a $2,500,000 line of credit to finance its inventory purchases. As of June 30, 1998, $1,638,294 of the line was utilized.

The Company's ability to generate adequate cash to meet its needs is dependent primarily on its real estate investment, leveraging of its real estate investment, the success of the sale and financing of manufactured homes, collections receivable, availability of bank borrowings, the Dividend Reinvestment and Stock Purchase Plan and access to the capital markets.

                            MONMOUTH CAPITAL CORPORATION
                             PART II - OTHER INFORMATION
                          FOR THE QUARTER ENDED JUNE 30, 1998





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


                                    MONMOUTH CAPITAL CORPORATION




     Date August 12, 1998           By:  /s/ Eugene W. Landy
                                             EUGENE W. LANDY
                                             President



     Date August 12, 1998           By:  /s/ Anna T. Chew
                                             ANNA T. CHEW
                                             Controller