Form 10-Q
period 1998-09-30
MONMOUTH CAPITAL CORP
filed 1998-11-13
CIK 67618

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


(Mark One)

(  X  )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1998

                                 OR

(    )   TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d)  OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ______________________to________________________

For the Quarter ended                    Commission File No.
  September 30, 1998                          0-24282

                  MONMOUTH CAPITAL CORPORATION

        (Exact Name of Registrant as Specified in its Charter)

               New Jersey                   21-0740878
(State or other jurisdiction of          (I.R.S. Employer
 incorporation or organization)        Identification No.)

       125 Wyckoff Road, Eatontown, New Jersey             07724
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

The number of shares or other units outstanding of each of the issuer's classes of securities as of October 15, 1998 was 1,493,291 shares.

                     MONMOUTH CAPITAL CORPORATION
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998


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

          Item 3 - Quantitative and Qualitative Disclosure
                 About Market Risk

          There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding year to the date of this Form 10-Q.

     PART II - OTHER INFORMATION                                 11

     SIGNATURES                                                  12

                     MONMOUTH CAPITAL CORPORATION
                      CONSOLIDATED BALANCE SHEETS
              AS OF SEPTEMBER 30, 1998 AND MARCH 31, 1998

                                                     9/30/98      3/31/98
Current Assets:
      Cash                                     $     25,462     $  547,020
      Accounts Receivable                            74,888         86,998
      Interest Receivable                             8,304          3,342
      Securities Available for Sale at Fair
         Value                                      389,250        412,919
      Inventory                                   2,902,733      2,556,851
      Prepaid Expenses and Other Current Assets      82,174         81,714
      Current Portion of Loans Receivable            79,783         80,417
                                                  _________      _________
             Total Current Assets                 3,562,594      3,769,261
                                                  _________      _________
Long-Term Assets:
      Real Estate Investments:
         Land                                       183,065        178,170
         Building and Improvements net of
            accumulated depreciation of $124,229
            and $110,987,  respectively           1,017,289      1,022,020
                                                  _________      _________
         Total Real Estate Investments            1,200,354      1,200,190
      Loans Receivable (less allowance for
         losses of $65,000 at
         September 30, 1998 and March 31, 1998)   2,657,247      1,886,235
                                                  _________      _________
            Total Long-Term Assets                3,857,601      3,086,425
                                                  _________      _________
TOTAL ASSETS                                     $7,420,195     $6,855,686
                                                  =========      =========


                              -UNAUDITED-
          See Notes to the Consolidated Financial Statements


                                  -3-


                     MONMOUTH CAPITAL CORPORATION
                 CONSOLIDATED BALANCE SHEETS (CONT'D.)
              AS OF SEPTEMBER 30, 1998 AND MARCH 31, 1998




                                                    9/30/98      3/31/98

         LIABILITIES AND SHAREHOLDERS' EQUITY
      Current Liabilities:
         Accounts Payable and Accrued Expenses   $  156,522     $  241,609
         Loans Payable                                  -0-         35,671
         Inventory Financing                      1,694,443        985,233
                                                  _________      _________
       Total Current Liabilities                  1,850,965      1,262,513
       Other Liabilities                             74,852         74,852
                                                  _________      _________
            Total Liabilities                     1,925,817      1,337,365
                                                  _________      _________

      Shareholders' Equity:
         Common Stock (par value $1.00 per
            share; authorized 10,000,000 shares;
            issued and outstanding 1,489,688 and
            1,477,839 shares at September 30, 1998
            and March 31, 1998, respectively      1,489,688      1,477,839
        Additional Paid-in Capital                3,246,259      3,225,605
        Unrealized Investment Gain                    2,933            218
        Retained Earnings                           755,498        814,659
                                                  _________      _________
    Total Shareholders' Equity                    5,494,378      5,518,321
                                                  _________      _________
            TOTAL LIABILITIES AND
               SHAREHOLDERS' EQUITY              $7,420,195     $6,855,686
                                                  =========      =========


                               -UNAUDITED-
              See Notes to the Consolidated Financial Statements





                     MONMOUTH CAPITAL CORPORATION
                   CONSOLIDATED STATEMENTS OF INCOME
             FOR THREE AND SIX MONTHS ENDED SEPTEMBER 30,


                                     Three Months             Six Months
                                   1998        1997        1998        1997
INCOME:
 Sales of Manufactured Homes    $1,606,318  $1,160,936  $2,897,466  $2,035,332
 Interest Income                    89,485      59,420     159,961     130,040
 Rental Income                      33,499      47,362      65,203      93,872
 Other Income                       19,066      23,032      32,726      34,159
                                 _________   _________   _________   _________
    Total Income                 1,748,368   1,290,750   3,155,356   2,293,403
                                 _________   _________   _________   _________

EXPENSES:
 Cost of Manufactured
    Homes Sales                  1,274,853     886,940   2,329,552   1,578,084
  Selling Expense                  158,183     107,256     258,470     162,775
  Salaries & Employee Benefits      95,579      60,195     150,511     117,016
  Professional Fees                 38,623      49,712      72,169      83,065
  Interest Expense                  31,780      20,481      65,782      42,423
  Other Expenses                   179,528     148,982     338,033     275,857
                                 _________   _________   _________   _________
      Total Expens               1,778,546   1,273,566   3,214,517   2,259,220
                                 _________   _________   _________   _________

  Income (Loss) Before
     Income Taxes                  (30,178)     17,184     (59,161)     34,183
Income Taxes                           -0-       6,700         -0-      13,700
                                 _________   _________   _________   _________

NET INCOME (LOSS)               $  (30,178) $   10,484  $  (59,161) $   20,483
                                 =========   =========   =========   =========

NET INCOME  (LOSS) PER SHARE
   BASIC AND DILUTED            $    (0.02) $     0.01  $     (.04) $     0.01
                                 =========   =========   =========   =========

WEIGHTED AVERAGE
    SHARES OUTSTANDING
    BASIC AND DILUTED            1,486,469   1,463,225   1,487,902   1,444,660
                                 =========   =========   =========   =========

                              -UNAUDITED-
            See Notes to Consolidated Financial Statements
                                  -5-

                       MONMOUTH CAPITAL CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOW
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30,


                                                 1998               1997
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income (Loss)                     $  (59,161)        $   20,483
      Depreciation and Amortization             13,242             13,242
      Changes In Operating Assets and
     Liabilities:
       Accounts Receivable                      12,110            (51,989)
       Interest Receivable                      (4,962)            19,871
       Inventory                              (345,882)          (293,671)
       Prepaid Expenses and Other
         Current Assets                           (460)            94,911
       Accounts Payable and Accrued Expenses   (85,087)           (71,750)
         Other Liabilities                         -0-              9,165
                                             _________          _________
Net Cash Used by Operating Activities         (470,200)          (259,738)
                                             _________          _________

CASH FLOWS FROM INVESTING ACTIVITIES
      New Loans Receivable                    (948,369)          (577,015)
      Collections and Other Decreases in
        Loans Receivable                       177,991            569,604
      Sales and Other Decreases in
        Securities Available for Sale           26,384             16,703
      Additions to Real Estate Investments     (13,406)          (102,523)
                                             _________          _________
Net Cash Used by Investing Activities         (757,400)           (93,231)
                                             _________          _________

CASH FLOWS FROM FINANCING ACTIVITIES
      Net Increase in Inventory Financing      709,210            239,450
      Principal Payments on Loans              (35,671)               -0-
      Proceeds from the Issuance of Class A
          Common Stock                          32,503            187,739
                                             _________          _________
Net Cash Provided by Financing Activities      706,042            427,189
                                             _________          _________
Net Increase (Decrease) in Cash               (521,558)            74,220
Cash at Beginning of Period                    547,020            228,928
                                             _________          _________
Cash at End of Period                       $   25,462         $  303,148
                                             =========          =========

                              -UNAUDITED-
          See Notes to the Consolidated Financial Statements
                                  -6-

                     MONMOUTH CAPITAL CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1998



NOTE 1 - ACCOUNTING POLICY

The interim consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows at
September 30, 1998 and for  all  periods  presented.   All
adjustments  made  in  the interim period were of a  normal
recurring  nature.    Certain  footnote  disclosures  which
would  substantially duplicate   the   disclosures  contained
in  the  audited   financial statements and notes thereto
included in the annual report of Monmouth Capital Corporation (the Company) for the year ended March 31, 1998 have been omitted.

NOTE 2 - LOANS RECEIVABLE

In conjunction with the sale of manufactured homes, loans totaling $948,369 were made for the six months ended
September 30, 1998. Loans are primarily at 10%-15% for fifteen years and secured by the homes.

Collections and other decreases of loans receivable totalled
$177,991 for the six months ended September 30, 1998.

NOTE 3 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

For the six months ended September 30, 1998, the Company received $32,503 from the Dividend Reinvestment and Stock
Purchase Plan (DRIP). There were 11,849 new shares issued, resulting in 1,489,688 shares outstanding.

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and taxes for the six months ended
September 30, 1998 and 1997 were as follows:

                          1998          1997

   Interest           $  72,169     $  83,065
   Taxes                 14,000        16,000

                     MONMOUTH CAPITAL CORPORATION
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION


Net cash used by operating activities for the six months ended September 30, 1998 amounted to $470,200 as compared to $259,738 for the six months ended September 30, 1997. This increase in net cash used by operating activities is primarily due to a decrease in accounts payable and accrued expenses and to an increase in manufactured home inventory of The Mobile Home Store, Inc. (MHS), the Company's wholly-owned subsidiary. Inventory increased by $345,882 for the six months ended September 30, 1998 as compared to an increase of $293,671 for the six months ended September 30, 1997 as a result of increased purchases of manufactured homes for sale to be used as models for new sales centers in Ohio and New York.

Loans Receivable increased by $770,378 during the six months ended September 30, 1998. This was the result of new loans made of $948,369 offset by $177,991 in collections.

Inventory financing increased by $709,210 during the six months ended September 30, 1998. This was a result of the new $2,500,000 financing agreement which allows the Company to finance all inventory purchases. In the past, only inventory purchased at certain locations was financed.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Income is comprised primarily of sales of manufactured homes, interest income and rental income. Sales of manufactured homes amounted to $1,606,318 and $2,897,466 for the three and six months ended September 30, 1998 as compared to $1,160,936 and $2,035,332 for the three and six months ended September 30, 1997. MHS has been experiencing increased sales since its inception in fiscal 1994.

Rental income, including tenant reimbursements, amounted to $33,499 and $65,203 for the three and six months ended September 30, 1998 as compared to $47,362 and $93,872 for the three and six months ended September 30, 1997. Rental income is attributable to the Company's purchase of a net-leased industrial building on March 31, 1994. The decrease was the result of a decrease in reimburseable expenses.

                     MONMOUTH CAPITAL CORPORATION
                  MANAGEMENT DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONT'D)



Interest income and other income remained relatively stable for the three and six months ended September 30, 1998 as compared to the three and six months ended September 30, 1997.

The increase in Cost of manufactured homes sales and Selling expense is directly attributable to the increase in sales of manufactured homes made by MHS. The Company is investing in new sales centers and increasing market share. Interest expense increased to $31,780 and $65,782 for the three and six months ended September 30, 1998 as compared to $20,481 and $42,423 for the three and six months ended September 30, 1997. The increase in interest expense is due to an increase in inventory financing.

Salaries and employee benefits increased from $95,579 and $150,511 for the three and six months ended September 30, 1998 as compared to $60,195 and $117,016 for the three and six months ended September 30, 1997. This was due to an increase in personnel.

Other expenses increased to $179,528 and $338,033 for the three and six months ended September 30, 1998 as compared to $148,982 and $275,857 for the three and six months ended September 30, 1997 primarily due to the expansion of the operations of MHS.

LIQUIDITY AND CAPITAL RESOURCES

The Company is currently engaged in real estate activities, including the sale and financing of manufactured homes.

The Company has a $2,500,000 line of credit to finance its inventory purchases. As of September 30, 1998, $1,694,443 of the line was utilized.

The Company's ability to generate adequate cash to meet its needs is dependent primarily on its real estate investment, leveraging of its real estate investment, the success of the sale and financing of manufactured homes, collections receivable, availability of bank borrowings, the Dividend Reinvestment and Stock Purchase Plan and access to the capital markets.

YEAR 2000

The Company is currently in the process of implementing its Year 2000 compliance plan. The Company has assessed all hardware and software for Year 2000 readiness.

                     MONMOUTH CAPITAL CORPORATION
                  MANAGEMENT DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONT'D)



The Company has developed and is currently implementing renovation plans, including hardware replacement and software upgrades, to ensure all hardware and software is Year 2000 compliant. The Company has no significant suppliers and vendors. Renovation and testing are scheduled to be completed during the first half of 1999.

The Company has developed contingency plans for each of its critical systems which includes moving many of the Company's
operations to a manual system.   There can be no assurances
given that the Year 2000 compliance plan will be completed successfully by the Year 2000, in which event the Company could incur additional costs to implement its contingency plans. Management does not anticipate that such costs would be significant to the Company. The total costs associated with the Company's Year 2000 plan are anticipated to be immaterial.

Successful and timely completion of the Year 2000 plan is based on management's best estimates derived from various assumptions of future events, which are inherently uncertain, including the effectiveness of remediation and validation plans, and all vendors and suppliers readiness.

                     MONMOUTH CAPITAL CORPORATION
                      PART II - OTHER INFORMATION
                FOR THE QUARTER ENDED SEPTEMBER 30, 1998


     Item 1 - Legal Proceedings - None

     Item 2 - Changes in Securities - None

     Item 3 - Defaults Upon Senior Securities - None

     Item 4 - Submission of Matters to a Vote of Security Holders
          The annual meeting of shareholders was held on September 24, 1998 to elect a Board of Directors for the ensuing year and to approve the selection of independent auditors. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934.

     Item 5 - Other Information - None

     Item 6 - Exhibits and Reports on Form 8-K - None

                        SIGNATURES



 Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MONMOUTH CAPITAL CORPORATION




     Date:  November 13, 1998       By /s/ Eugene W. Landy
                                           EUGENE W. LANDY
                                           President



     Date:  November 13, 1998       By /s/ Anna T. Chew
                                           ANNA T. CHEW
                                           Controller