Form 10-Q
period 1998-12-31
MONMOUTH CAPITAL CORP
filed 1999-02-12
CIK 67618

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


(Mark One)

(  X  )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended   December 31, 1998

                                 OR

(    )   TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ________________  to___________________

For the Quarter ended                                Commission File No.
  December 31, 1998                                         0-24282

                     MONMOUTH CAPITAL CORPORATION
        (Exact Name of Registrant as Specified in its Charter)

            New Jersey                                 21-0740878
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                     Identification No.)

       125 Wyckoff Road, Eatontown, New Jersey             07724
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

The number of shares or other units outstanding of each of the issuer's classes of securities as of February 10, 1999 was 1,513,891 shares.

                     MONMOUTH CAPITAL CORPORATION
              FOR THE NINE MONTHS ENDED DECEMBER 31, 1998


                               CONTENTS


     PART I - FINANCIAL INFORMATION                       PAGE NO.

   Item 1 - Financial Statements (Unaudited):

            Consolidated Balance Sheets                      3-4

            Consolidated Statements of Income                 5

            Consolidated Statements of Cash Flows             6

            Notes to Consolidated Financial Statements        7

   Item 2 - Management's Discussion and Analysis of          8-10
            Financial Condition and Results of Operations

   Item 3 - Quantitative and Qualitative Disclosure
            About Market Risk

          There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding year to the date of this Form 10-Q .

     PART II - OTHER INFORMATION                             11

     SIGNATURES                                              12

                MONMOUTH CAPITAL CORPORATION
                 CONSOLIDATED BALANCE SHEETS
         AS OF  DECEMBER 31, 1998 AND MARCH 31, 1998

                                               12/31/98        3/31/98

              ASSETS
Current Assets:
  Cash                                       $  195,086       $ 547,020
  Accounts Receivable                           119,083          86,998
  Interest Receivable                            10,461           3,342
  Securities Available for Sale at Fair
      Value                                     365,203         412,919
  Inventory                                   3,133,688       2,556,851
  Prepaid Expenses and Other Current Assets      53,152          81,714
  Current Portion of Loans Receivable           116,485          80,417
                                              _________       _________

    Total Current Assets                      3,993,158       3,769,261
                                              _________       _________

Long-Term Assets:
  Real Estate Investments:
  Land                                          183,065         178,170
  Building, Improvements and Equipment net
    of accumulated depreciation of $142,850
      and $110,987, respectively              1,000,179       1,022,020
                                              _________       _________

    Total Real Estate Investments             1,183,244       1,200,190

Loans Receivable (less allowance for
  losses of $65,000 at December 31, 1998
  and March 31, 1998)                         2,611,538       1,886,235
                                              _________       _________

    Total Long-Term Assets                    3,794,782       3,086,425
                                              _________       _________

    TOTAL ASSETS                             $7,787,940      $6,855,686
                                              =========       =========








                         -UNAUDITED-
       See Notes to Consolidated Financial Statements

[CAPTION]

                     MONMOUTH CAPITAL CORPORATION
                 CONSOLIDATED BALANCE SHEETS (CONT'D)
              AS OF  DECEMBER 31, 1998 AND MARCH 31, 1998

                                               12/31/98      3/31/98

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

   Accounts Payable and Accrued Expenses     $  183,275    $  241,609
   Loans Payable                                    -0-        35,671
   Inventory Financing                        2,026,734       985,233
                                              ---------     ---------
     Total Current Liabilities                2,210,009     1,262,513
Other Liabilities                                66,527        74,852
                                              ---------     ---------
     Total Liabilities                        2,276,536     1,337,365
                                              ---------     ---------
Shareholders' Equity:
  Common Stock (par value $1.00 per share;
    authorized 10,000,000 shares;
    issued and outstanding 1,513,891 and
    1,477,839 shares at December 31, 1998
    and March 31, 1998, respectively          1,513,891     1,477,839
  Additional Paid-In Capital                  3,304,657     3,225,605
  Unrealized Investment Gain (Loss)              (1,015)          218
  Retained Earnings                             693,871       814,659
                                              ---------     ---------

     Total Shareholders' Equity               5,511,404     5,518,321
                                              ---------     ---------
     TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                 $ 7,787,940   $ 6,855,686
                                              =========     =========






                              -UNAUDITED-
            See Notes to Consolidated Financial Statements

                     MONMOUTH CAPITAL CORPORATION
                   CONSOLIDATED STATEMENTS OF INCOME
           FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31,

                                    Three Months            Nine Months
                                  1998        1997        1998        1997

INCOME
  Sales of Manufactured Homes  $1,503,174  $1,039,541  $4,400,640  $3,074,873
  Interest Income                  92,003      68,471     251,964     198,511
  Rental Income                    49,745      47,149     114,948     141,021
  Other Income                     49,121      13,478      81,847      47,637
                                ---------   ---------   ---------   ---------
    Total Income                1,694,043   1,168,639   4,849,399   3,462,042
                                ---------   ---------   ---------   ---------

EXPENSES
  Cost of Manufactured
    Home Sales                  1,245,662    771,921    3,575,214   2,350,005
  Selling Expense                  28,456     22,187       94,238      64,610
  Salaries and Employee Benefits  114,454    110,056      372,924     331,933
  Professional Fees                92,680     78,442      243,191     195,458
  Interest Expense                 48,935     51,403      121,104     134,468
  Other Expenses                  150,818    140,713      488,851     357,468
                                 --------  ---------    ---------   ---------
    Total Expenses              1,681,005  1,174,722    4,895,522   3,433,942
                                ---------  ---------    ---------   ---------

Income (Loss) Before
  Income Taxes                     13,038     (6,083)     (46,123)     28,100
Income Taxes                          -0-     (2,500)          -0-     11,200
                                ---------  ---------     ---------  ---------
NET INCOME (LOSS)              $   13,038  $  (3,583)    $ (46,123) $  16,900
                                =========   ========      ========   ========
NET INCOME (LOSS) PER SHARE
BASIC AND DILUTED              $     0.02  $     -0-     $   (0.03) $    0.01
                                =========   ========      ========   ========

WEIGHTED AVERAGE
   SHARES OUTSTANDING
   BASIC AND DILUTED            1,497,571  1,472,174     1,491,578  1,453,103
                                =========  =========     =========  =========






                              -UNAUDITED-
            See Notes to Consolidated Financial Statements

                     MONMOUTH CAPITAL CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED DECEMBER 31, 1998

                                                  1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                 $  (46,123)      $  16,900
  Depreciation and Amortization                  31,863          24,518
  Changes In Operating Assets and
    Liabilities:
   Accounts Receivable                          (32,085)        (15,792)
   Interest Receivable                           (7,119)         31,864
   Inventory                                   (576,837)       (515,447)
   Prepaid Expenses and Other Current Assets     28,562          86,816
   Accounts Payable and Accrued Expenses        (58,334)        (34,025)
   Other Liabilities                             (8,325)         13,669
                                                -------         -------
Net Cash Used by Operating Activities          (668,398)       (391,497)
                                                -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES
   New Loans Receivable                      (1,201,809)       (678,886)
   Collections and Other Decreases in Loans
     Receivable                                 440,438         800,921
   Sales and Other Decreases in Securities
     Available for Sale                          46,483          27,782
   Additions to Real Estate Investments         (14,917)       (108,015)
                                                -------         -------
Net Cash Provided (Used) by Financing
  Activities                                   (729,805)         41,802
                                                -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net Increase (Decrease) in Inventory
    Financing                                 1,041,501         189,939
  Net Increase (Decrease) in Loans Payable      (35,671)            -0-
  Proceeds from the Issuance
    of Class A Common Stock                      94,013         187,728
  Dividends Paid                                (53,574)        (52,726)
                                              ---------         -------
Net Cash Provided by Financing Activities     1,046,269         324,941
                                              ---------         -------
Net Increase (Decrease) in Cash                (351,934)        (24,754)
Cash at Beginning of the Period                 547,020         228,928
                                              ---------         -------
Cash at End of Period                        $  195,086      $  204,174
                                              =========       =========


                              -UNAUDITED-
            See Notes to Consolidated Financial Statements

                     MONMOUTH CAPITAL CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998



NOTE 1 - ACCOUNTING POLICY

The interim consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows at December
31, 1998 and for  all  periods  presented.   All adjustments
made  in  the interim period were of a  normal  recurring
nature.    Certain  footnote  disclosures  which  would
substantially duplicate   the   disclosures  contained  in
the  audited   financial statements and notes thereto
included in the annual report of Monmouth Capital Corporation (the Company) for the year ended March 31, 1998 have been omitted.

NOTE 2 - LOANS RECEIVABLE

In conjunction with the sale of manufactured homes, loans totaling $1,201,809 were made for the nine months ended
December 31, 1998. Loans are primarily at 10%-15% for fifteen years and secured by the homes.

Collections and other decreases of loans receivable totalled
$440,438 for the nine months ended December 31, 1998.

NOTE 3 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

For the nine months ended December 31, 1998, the Company received $115,104 from the Dividend Reinvestment and Stock
Purchase Plan (DRIP). There were 36,052 new shares issued, resulting in 1,513,891 shares outstanding.

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and taxes for the nine months ended
December 31, 1998 and 1997 were as follows:

                                 1998               1997

       Interest             $   95,139          $ 134,468
       Taxes                    16,500             16,000

                     MONMOUTH CAPITAL CORPORATION
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


MATERIAL CHANGES IN FINANCIAL CONDITION

Net cash used by operating activities for the nine months ended December 31, 1998 amounted to $668,398 as compared to $391,497 for the nine months ended December 31, 1997. This increase in net cash used by operating activities is primarily due to an increase in manufactured home inventory of The Mobile Home Store, Inc. (MHS), the Company's wholly-owned subsidiary. Inventory increased by $576,837 for the nine months ended December 31, 1998 as compared to an increase of $515,447 for the nine months ended December 31, 1997 as a result of increased purchases of manufactured homes for sale to be used as models for new sales centers in Ohio and New York.

Loans Receivable increased by $761,371 during the nine months ended December 31, 1998. This was the result of new loans made of $1,201,809 offset by $440,438 in collections.

Inventory financing increased by $1,041,501 during the nine months ended December 31, 1998. This was a result of the new $2,500,000 financing agreement which allows the Company to finance all inventory purchases. In the past, only inventory purchased at certain locations was financed.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Income is comprised primarily of sales of manufactured homes, interest income and rental income. Sales of manufactured homes amounted to $1,503,174 and $4,400,640 for the three and nine months ended December 31, 1998 as compared to $1,039,541 and $3,074,873 for the three and nine months ended December 31, 1997. MHS has been experiencing increased sales since its inception in fiscal 1994.

Interest income amounted to $92,003 and $251,964 for the three and nine months ended December 31, 1998 as compared to $68,471 and $198,511 for the three and nine months ended
December 31, 1997. This increase was the result of an increase in loans receivable.

Rental income, including tenant reimbursements, amounted to $49,745 and $114,948 for the three and nine months ended December 31, 1998 as compared to $47,149 and $141,021 for the three and nine months ended December 31, 1997. Rental income is attributable to the Company's purchase of a net-leased industrial building on March 31, 1994. The decrease during the nine months ended December 31, 1998 was the result of a decrease in reimburseable expenses.

                     MONMOUTH CAPITAL CORPORATION
                  MANAGEMENT DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONT'D)



Other income amounted to $49,121 and $81,847 for the three and nine months ended December 31, 1998 as compared to $13,478 and $47,637 for the three and nine months ended
December 31, 1997. This increase was due to income received for retail loan volume.

The increase in Cost of manufactured homes sales and Selling expense is directly attributable to the increase in sales of manufactured homes made by MHS. The Company is investing in new sales centers and increasing market share. Interest expense remained relatively stable for the three and nine months ended December 31, 1998 as compared to the three and nine months ended December 31, 1997.

Salaries and employee benefits amounted to $114,454 and $372,924 for the three and nine months ended December 31, 1998 as compared to $110,056 and $331,933 for the three and nine months ended December 31, 1997. The increase during the nine months ended December 31, 1998 was due to an increase in personnel.

Other expenses amounted to $150,818 and $488,851 for the three and nine months ended December 31, 1998 as compared to $140,713 and $357,468 for the three and nine months ended December 31, 1997. The increase during the nine months ended December 31, 1998 was primarily due to the expansion of the operations of MHS.

LIQUIDITY AND CAPITAL RESOURCES

The Company is currently engaged in real estate activities, including the sale and financing of manufactured homes.

The Company has a $2,500,000 line of credit to finance its inventory purchases. As of December 31, 1998, $2,026,734 of the line was utilized.

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

                        MONMOUTH CAPITAL CORPORATION
                         PART II - OTHER INFORMATION
                   FOR THE QUARTER ENDED DECEMBER 31, 1998


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


                                    MONMOUTH CAPITAL CORPORATION




     Date:  February 11, 1998       By:  /s/Eugene W. Landy
                                         EUGENE W. LANDY
                                         President

     Date:  February 11, 1998       By:  /s/Anna T. Chew
                                         ANNA T. CHEW
                                         Controller