Form 10-K
period 1999-03-31
MONMOUTH CAPITAL CORP
filed 1999-06-24
CIK 67618

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           FORM 10-K

[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (C) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended March 31, 1999

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the transition period __________ to __________

                Commission File Number  0-24282

                     Monmouth Capital Corporation
        (Exact name of registrant as specified in its charter)

               New Jersey                       21-0740878
        State or other jurisdiction of      (I.R.S. Employer
        incorporation or organization)     Identification No.)

          125 Wyckoff Road, Eatontown, New Jersey      07724
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

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

The  aggregate  market  value of voting  stock  held  by  non-
affiliates  of  the  Registrant  was  $3,179,455   (based   on
1,143,689 shares of common stock at $2.78 per share, the average of the bid and asked price on June 14, 1999).

The number of shares outstanding of issuer's common stock as of June 14, 1999 was 1,513,891 shares.

                            PART I

ITEM 1.  BUSINESS

General Development of Business

      Monmouth Capital Corporation (the Company) sells and finances manufactured homes and owns one real estate investment. The Company is a corporation organized in the State of New Jersey. The Company commenced operations in 1961.

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

      Certain members of the Company's Board of Directors manage two real estate investment trusts. In 1995, the Company successfully completed a Rights Offering to its shareholders. The Company raised approximately $1,600,000 after expenses bringing total equity to approximately $4,500,000.

Narrative Description of the Business

      Prior to fiscal 1994, the Company made loans to small business concerns located throughout the northeast region of the United States. Generally, these loans were collateralized by commercial or residential real property. The Company currently finances the sales of manufactured homes. A description of the Company's existing loan portfolio of $2,863,476 is incorporated herein by reference to Note 3 of the Notes to Consolidated Financial Statements - Loans Receivable.

      On March 31, 1994, the Company purchased its first real estate investment, a net leased industrial building in Bethlehem, Pennsylvania. This building is currently 67% occupied with leases expiring from 1999 to 2001. The gross rent on these leases totaled approximately $155,000 for fiscal 1999. The tenants reimburse the Company for taxes, insurance, maintenance (other than roof and structural repairs), etc. The Company purchased this building for cash.

      The Company has no limitation on leverage and intends to use leverage when available. As a practical matter, real estate with short-term leases or non-rated tenants cannot generally be leveraged.

      During fiscal 1994, the Company formed a wholly-owned subsidiary, The Mobile Home Store, Inc., to finance and sell manufactured homes. At March 31, 1999, loans receivable relating to the financing of manufactured home sales amounted to $2,658,779.

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

General Risks of Real Estate Ownership

      The Company's investment will be subject to the risks generally associated with the ownership of real property, including the uncertainty of cash flow to meet fixed obligations, adverse changes in national economic conditions, changes in the relative popularity (and thus the relative price) of the Company's real estate investment when compared to other investments, adverse local market conditions due to changes in general or local economic conditions or neighborhood values, changes in interest rates and in the availability of mortgage funds, costs and terms of mortgage funds, the financial conditions of tenants and sellers of properties, changes in real estate tax rates and other operating expenses (including corrections of potential environmental issues as well as more stringent governmental regulations regarding the environment), governmental rules and fiscal policies as well as expenses resulting from acts of God, uninsured losses and other factors which are beyond the control of the Company.

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

      Additionally, inspections of properties are usually made and certificates of compliance are usually obtained upon the sale of property or upon a change of tenancy. Therefore, there is no assurance that, in connection with compliance with environmental regulations, substantial capital expenditure would not be incurred at the time the Company desired to sell its properties or at the time of a change of tenancy. Management is not aware of any material environmental problems affecting the Company's property.

Number of Employees

      At March 31, 1999, the Company had ten full-time employees. A Board of Directors consisting of eight directors is responsible for the general policies of the Company. The Company utilizes the services of a management company to manage its property.

ITEM 2.  PROPERTIES

      The  Company  has  one property, located  in  Bethlehem,
Pennsylvania.   See  Item  1  -Narrative  Description  of  the
Business for further information.

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                            PART II

ITEM  5.   MARKET FOR REGISTRANT'S COMMON EQUITY  AND  RELATED
           STOCKHOLDER MATTERS

     Prior to October 19, 1995, the shares of the Company were traded on the over-the-counter market. As of October 19, 1995, the Company's shares are traded on the National Association of Securities Dealers Automatic Quotations (NASDAQ) Small Capitalization market under the symbol "MONM". The per share range of high and low market during each quarter of the last three fiscal years were as follows:

             1998-1999          1997-1998       1996-1997
            Market Price      Market Price     Market Price
  Qtr.       High   Low        High   Low       High   Low

 First       3-1/2   2-3/4    3-5/8   2-1/2    3-3/4   3-3/8
 Second      3-3/8   2-3/4    3-5/8   3-1/4    3-3/4   2-3/4
 Third         4     2-1/2      3     2-5/8      3     2-1/8
 Fourth      3-7/8   2-1/2    2-3/4  2-11/16   3-3/4   2-1/2


     The over-the-counter market quotations reflect the inter-
dealer   prices,   without  retail   mark-up,   mark-down   or
commission,   and   may  not  necessarily   represent   actual
transactions.

      As  of  March  31,  1999, there were  approximately  449
holders of the Company's common stock based on the number of record owners.

      For the years ended March 31, 1999, 1998 and 1997, total dividends paid by the Company amounted to $74,666 or $.05 per share, $73,515 or $.05 per share, and $57,787 or $.05 per share, respectively.

      Future  dividend  policy will depend  on  the  Company's
earnings,    capital   requirements,   financial    condition,
availability and cost of bank financing and other factors considered relevant by the Board of Directors.


ITEM 6.  SELECTED FINANCIAL DATA

                 FOR THE YEARS ENDED MARCH 31,

                     1999       1998      1997       1996      1995

Income Statement Data:

Total Income      $5,965,265 $4,288,031 $2,788,741 $2,644,137 $1,338,719

Total Expenses     6,178,666  4,242,531  2,769,531  2,267,250  1,149,667

Income Taxes           -0-       34,239      6,700    171,308     87,200

Net Income (Loss)   (213,401)    11,261     12,510    205,579    101,852

Net Income (Loss)
  Per Share            (0.14)      0.01       0.01       0.18       0.16

========================================================================

Balance Sheet Data:

Total Assets      $7,760,765 $6,855,686 $5,994,684 $5,752,047 $5,068,042

Shareholders'
  Equity          $5,348,223  5,518,321  5,342,174  4,706,755  4,477,290

========================================================================

Cash Dividends
  Per Share            $0.05      $0.05      $0.05      $0.05      $0.05

Average Number
  of Shares
  Outstanding      1,496,727  1,458,811  1,217,129  1,111,624    646,693




ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

Liquidity and Capital Resources

      Net cash used by operating activities for the year ended March 31, 1999 amounted to $870,704 as compared to $663,806 for the year ended March 31, 1998 and $701,318 for the year ended March 31, 1997. The increase in 1999 was due primarily to a net loss of $213,401 for the year. Cash used by operating activities remained relatively stable during 1998.

      Inventory increased by $585,851 as a result of increased purchases of manufactured homes to be used as models for new sales centers.

      Loans receivable increased by $831,824 during 1999. This increase was the result of new loans of $1,390,025 offset by $558,201 in principal repayments and other decreases. At March 31, 1999, the Company had one loan which was considered non-performing.

      Inventory financing increased by $1,208,110 due to the financing of increased inventory.

      The Company's ability to generate adequate cash to meet its needs is dependent primarily on the success of the sale and financing of manufactured homes, its real estate investment, leveraging of its real estate investment, collection of loans receivable, availability of bank borrowings and access to the capital markets.

Results of Operations

      Income is comprised primarily of sales of manufactured homes, by The Mobile Home Store, Inc. (MHS), the Company's wholly owned subsidiary, interest income and rental income. Sales of manufactured homes increased from $2,182,016 in 1997 to $3,730,244 in 1998 and $5,396,530 in 1999. MHS has been experiencing  increased  sales  since  its  inception  in  fiscal
1994.

      Interest income remained relatively stable during 1999, 1998 and 1997.

      Rental income relating to the Bethlehem, Pennsylvania  net-
leased  industrial  building decreased during  1999  due  to  the loss  of  one  tenant and remained relatively stable during  1998 and 1997.

      Other  income  decreased from $107,165 in 1997  to  $59,648 in  1998  due  primarily  to  the  gain  on  sale  of  securities available  for sale in 1997.  Other income increased  to  $82,503 in 1999 due to income received for retail loan volume.

      Cost of manufactured home sales increased from $1,689,915 in 1997 to $2,849,627 in 1998 and $4,442,148 in 1999. Selling
expense increased from $191,161 in 1997 to $431,901 in 1998 and $490,771 in 1999. These increases are directly attributable to the increase in sales of manufactured homes.
The Company is investing in new sales centers and increasing market share.

      Salaries and Employee Benefits increased from $120,997 in 1997 to $199,080 in 1998 and $318,291 in 1999 due to
additional employees. During 1998, outside professionals were used rather than employees. There was a corresponding decrease in professional fees during 1999.

       Interest  expense  decreased  from  $103,896  in  1997  to
$81,289   in  1998  due  primarily  to  a  decrease   in   rates.
Interest expense increased to $130,706 in 1999 due to an increase in inventory financing.

      Other  expenses remained relatively stable during 1997  and
1998.   Other expenses increased to $649,905 during 1999  due  to
the expansion of the operations of MHS.

      The change in income taxes was due to the changes in income.

Year 2000

      The Company is currently in the process of implementing its Year 2000 compliance plan. The Company has assessed all hardware and software for Year 2000 readiness. The Company has developed and is currently implementing renovation plans, including hardware replacement and software upgrades, to ensure all hardware and software is Year 2000 compliant. The Company has no significant suppliers and vendors. Renovation and testing are scheduled to be completed by September 1999.
The Company has developed contingency plans for each of its critical systems which includes moving many of the Company's operations to a manual system. There can be no assurances given that the Year 2000 Compliance plan will be completed successfully by the Year 2000, in which event the Company could incur additional costs to implement its contingency plans. Management does not anticipate that such costs would be significant to the Company. The total costs associated with the Company's Year 2000 plan are anticipated to be immaterial. Successful and timely completion of the Year 2000 plan is based on management's best estimates derived from various assumptions of future events, which are inherently uncertain, including the effectiveness of remediation and validation plans, and all vendors and suppliers readiness.

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


                                                Director Since/
                      Principal Occupation      Shares Owned and
Name, Age and Title     Past Five Years           % of Total

Ernest V.           Treasurer and Director            1961
Bencivenga          of MREIC;                     Owns 6,302 shs
(81)                Secretary/Treasurer             .42% (1)
Secretary/          and Director of UMH.
Treasurer
and Director


Anna T. Chew        Certified Public Accountant         1994
(41)                Vice President, Chief        Owns 8,347 shs
Controller          Financial Officer                .55% (2)
and Director        and Director of UMH;
                    Controller and
                    Director of MREIC.

Boniface DeBlasio   Director of MREIC.                  1961
(78)                                               Owns 20,452 shs
Chairman of the                                       1.35% (3)
Board and Director

Charles P.          Self-employed                       1970
Kaempffer           investor;                      Owns 15,331 shs
(62)                Director of MREIC, UMH and      1.01% (4)
Director            Community Bank of New Jersey.

Eugene W. Landy     Attorney;  President of MREIC;      1961
(65)                Chairman of the Board of UMH.   Owns 193,184 shs
President                                             12.76% (5)
and Director

Samuel A. Landy     Attorney;  President and Director   1994
(38)                of UMH;  Director of MREIC.     Owns 58,991 shs
Director                                               3.90% (6)

                                                 Director Since/
                     Principal Occupation        Shares Owned and
Name, Age and Title     Past Five Years             % of Total

W. Dunham Morey     Certified Public Accountant;        1961
(78)                Director of MREIC.              Owns 50,609 shs
Director                                                3.34%

Robert G. Sampson   Self-employed investor;             1963
(73)                Director of MREIC and UMH;      Owns 16,986 shs
Director            General Partner for Sampco, Ltd.    1.12%

(1)  Includes 4,979 shares held by Mr. Bencivenga's wife.

(2)  Held jointly with Ms. Chew's husband.

(3)  Includes  (a) 3,621 shares held by  Mr. DeBlasio's wife.

(4)  Includes  (a) 726 shares in joint  name  with  Mrs.
     Kaempffer;  (b) 270 shares held by Mr. Kaempffer's  wife;  and
     (c) 7,000 shares in joint name with Mrs. Kaempffer held as Trustees for Defined Benefit Pension Plan.

(5)  Includes (a) 7,062  shares held by Mr. Landy's wife;
     (b) 31,673 shares held in the Landy & Landy Employees' Pension Plan, of which Mr. Landy is a Trustee with power to vote; and
     (c) 66,967 shares held in the Landy & Landy Employees' Profit Sharing Plan, of which Mr. Landy is Trustee with power to vote.

(6)  Includes (a) 12,108 shares held by Mr. Landy's wife;
     (b) 12,936 shares in custodial accounts for Mr. Landy's children under the Uniform Gift to Minor's Act in which he disclaims any beneficial interest, but has power to vote; and
     (c)   23,564  shares  in  the  Samuel  Landy  Family   Limited
     Partnership.

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

       The following Summary Compensation Table shows compensation paid by the Company to its chief executive officer for services rendered during the fiscal years ended March 31, 1999, 1998 and 1997. Because no executive officers received total annual salary and bonus exceeding $100,000, only the compensation paid to the chief executive officer is to be disclosed under the Securities and Exchange Commission disclosure requirements.

   Name and Principal             Annual Compensation
      Position              Year    Salary   Bonus     Other(1)

   Eugene W. Landy          1999    $37,500   None     $15,700
   Chief Executive          1998     None     None     $58,200
   Officer                  1997     None     None     $71,700

(1) Represents base compensation, directors' fees as well as legal and other fees to the firm of Landy & Landy.

Report of the Compensation Committee

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

Evaluation

      The Committee reviewed the progress made by Eugene W. Landy, Chief Executive Officer, in locating alternative business and investment opportunities. The Committee decided to continue Mr. Landy's annual compensation of $50,000. The Summary Compensation Table for Mr. Landy shows a salary of $37,500, base compensation of $12,500 plus $3,200 in directors' fees for the year ended March 31, 1999.

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

             Monmouth Capital    NASDAQ         NASDAQ
    Year       Corporation        Total        Financial

     1994           100            100            100
     1995            91            111            112
     1996           107            151            154
     1997           101            168            198
     1998            83            254            311
     1999            85            342            275

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

      As of March 31, 1999, no person owned of record or was known by the Company to beneficially own more than 5% of the shares, except as follows:

     Name and Address           Shares Owned        Percent
     of Beneficial Owner        Beneficially        of Class

     Eugene W. Landy
     20 Tuxedo Road              193,184             12.76%
     Rumson, NJ 07760

     Group consisting of
     Walter Carucci, Carucci
     Family Partners, and
     Carr Securities Corp.       117,810              7.78%
     1 Penn Plaza
     New York, NY 10114

     Group consisting of
     Paul H. O'Leary, Raffles
     Associates, L.P. and
     Channel Partnership II       86,788              5.73%
     1 Penn Plaza, Suite 4720
     New York, NY 10119

     James E. Mitchell &
     Mitchell Partners            78,681              5.20%
     611 Anton Blvd.
     Costa Mesa, CA 92626

      The Company believes that during 1998, all persons required to report ownership and changes in ownership of common stock pursuant to Section 16(a) of the Securities
Exchange Act of 1934 have complied.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Certain relationships and related party transactions are incorporated herein by reference to part IV, Item 14(a)(1)(vi), Note 9 of the Notes to Consolidated Financial Statements-Payments to Affiliated Persons and Related Party Transactions.

                            PART IV

ITEM  14.   EXHIBITS,  FINANCIAL  STATEMENTS,  SCHEDULES   AND
            REPORTS ON FORM 8-K

(a) (1) The following Financial Statements are filed as part of this report:

                                                    Page

(i)    Auditors' Report                               15

(ii)   Consolidated Balance Sheets as of March 31,   16-17
       1999 and 1998

(iii)  Consolidated Statements of Income  for  the
       years ended March 31, 1999, 1998 and 1997      18

(iv)   Consolidated  Statements  of  Shareholders'
       Equity for the years ended March 31,  1999,    19
       1998 and 1997

(v)    Consolidated Statements of Cash  Flows  for
       the years ended March 31, 1999, 1998    and    20
       1997

(vi)   Notes to Consolidated Financial Statements    21-29

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

(27)      Financial Data Schedule

(a)(3)(b)  Reports on Form 8-K   -  None

                 INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
Monmouth Capital Corporation
Eatontown, New Jersey


      We have audited the accompanying consolidated balance sheets of Monmouth Capital Corporation as of March 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monmouth Capital Corporation at March 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1999 in conformity with generally accepted accounting principles.



                         /s/ Cowan, Gunteski & Co.




June 18, 1999
Toms River, New Jersey

                 MONMOUTH CAPITAL CORPORATION
                  CONSOLIDATED BALANCE SHEETS
                        AS OF MARCH 31,


                                            1999         1998
              ASSETS
Current Assets:
   Cash and Cash Equivalents           $   102,599   $   547,020
   Accounts Receivable                     146,070        86,998
   Interest Receivable                         -0-         3,342
   Securities Available for Sale,
      at Fair Value                        356,789       412,919
   Inventory                             3,142,702     2,556,851
   Prepaid Expenses and Other
      Current Assets                        45,977        81,714
   Current Portion of Loans
      Receivable                           122,296        80,417
                                         _________     _________
      Total Current Assets               3,916,433     3,769,261
                                         _________     _________

Long-Term Assets:
   Real Estate Investments:
   Land                                    183,065       178,170
   Building, Improvements and
      Equipment, net of accumulated
      depreciation of $156,790
      and $110,987, respectively           985,087     1,022,020
                                         _________     _________
      Total Real Estate Investments      1,168,152     1,200,190
                                         _________     _________

   Loans Receivable:
      Performing                         2,565,949     1,951,235
      Non-Performing                       175,231           -0-
      Allowance for Losses                 (65,000)      (65,000)
                                         _________     _________
      Total Loans Receivable             2,676,180     1,886,235
                                         _________     _________

      Total Long-Term Assets             3,844,332     3,086,425
                                         _________     _________

      TOTAL ASSETS                     $ 7,760,765   $ 6,855,686
                                         =========     =========

       See Accompanying Independent Auditors' Report and
          Notes to Consolidated Financial Statements


                             -16-



                 MONMOUTH CAPITAL CORPORATION
              CONSOLIDATED BALANCE SHEETS (CONT.)
                        AS OF MARCH 31,



                                            1999         1998
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts Payable and Accrued
      Expenses                         $   139,956  $   241,609
   Loans Payable                               -0-       35,671
   Inventory Financing                   2,193,343      985,233
                                         _________    _________
      Total Current Liabilities          2,333,299    1,262,513

Other Liabilities                           79,243       74,852
                                         _________    _________
      Total Liabilities                  2,412,542    1,337,365
                                         _________    _________
Shareholders' Equity:
   Common Stock (par value $1.00
      per share; authorized 10,000,000
      shares; issued and outstanding
      1,513,891 and 1,477,839 shares,
      respectively in 1999 and 1998      1,513,891    1,477,839
   Additional Paid-In Capital            3,304,657    3,225,605
   Accumulated Other Comprehensive
      Income                                 3,083          218
   Retained Earnings                       526,592      814,659
                                         _________    _________
      Total Shareholders' Equity         5,348,223    5,518,321
                                         _________    _________
      TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY          $ 7,760,765  $ 6,855,686
                                         =========    =========

       See Accompanying Independent Auditors' Report and
          Notes to Consolidated Financial Statements






                 MONMOUTH CAPITAL CORPORATION
               CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDED MARCH 31,

                                       1999        1998          1997
Income:
   Sales of Manufactured Homes     $ 5,396,530   $3,730,244   $2,182,016
   Interest Income                     331,298      309,828      322,080
   Rental Income                       154,934      188,311      177,480
   Other Income                         82,503       59,648      107,165
                                     _________    _________    _________
      Total Income                   5,965,265    4,288,031    2,788,741
                                     _________    _________    _________

Expenses:
   Cost of Sales of
      Manufactured Homes             4,442,148    2,849,627    1,689,915
   Selling Expense                     490,771      431,901      191,161
   Salaries and Employee Benefits      318,291      199,080      120,997
   Professional Fees                   146,845      226,947      211,334
   Interest Expense                    130,706       81,289      103,896
   Other Expenses                      649,905      453,687      452,228
                                     _________    _________    _________
      Total Expenses                 6,178,666    4,242,531    2,769,531
                                     _________    _________    _________
Income (Loss) Before
   Income Taxes                       (213,401)      45,500       19,210

Income Taxes                               -0-       34,239        6,700
                                     _________    _________    _________
NET INCOME (LOSS)                   $ (213,401)  $   11,261   $   12,510
                                     =========    =========    =========
NET INCOME (LOSS) PER
  SHARE-BASIC AND DILUTED           $    (0.14)  $     0.01   $     0.01
                                     =========    =========    =========
WEIGHTED AVERAGE
   SHARES OUTSTANDING                1,496,727    1,458,811    1,217,129
                                     =========    =========    =========

       See Accompanying Independent Auditors' Report and
          Notes to Consolidated Financial Statements





                MONMOUTH CAPITAL CORPORATION
        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                  Additional
                                         Common Stock               Paid-In
                                    Number          Amount          Capital

Balance March 31, 1996              1,139,184    $1,139,184       $2,662,555

Common Stock Issued
   with the DRIP*                     269,280       269,280          423,915
Net Income                                -0-           -0-              -0-
Distributions                             -0-           -0-              -0-
Unrealized Investment
   Loss                                   -0-           -0-              -0-
                                    _________     _________        _________
Balance March 31, 1997              1,408,464     1,408,464        3,086,470

Common Stock Issued
   with the DRIP*                      69,375        69,375          139,135
Net Income                                -0-           -0-              -0-
Distributions                             -0-           -0-              -0-
Unrealized Investment
   Loss                                   -0-           -0-              -0-
                                    _________     _________        _________
Balance March 31, 1998              1,477,839     1,477,839        3,225,605

Common Stock Issued
   with the DRIP*                      36,052        36,052           79,052
Net Income                                -0-           -0-              -0-
Distributions                             -0-           -0-              -0-
Unrealized Investment
   Loss                                   -0-           -0-              -0-
                                    _________     _________        _________
Balance March 31, 1999              1,513,891    $1,513,891       $3,304,657
                                    =========     =========        =========

                             -19a-




                                   Accumulated
                                      Other
                                  Comprehensive     Retained     Comprehensive
                                     Income         Earnings         Income

Balance March 31, 1996             $  (17,174)   $  922,190

Common Stock Issued
   with the DRIP*                         -0-           -0-
Net Income                                -0-        12,510       $   12,510
Distributions                             -0-       (57,787)
Unrealized Investment
   Loss                               (12,499)          -0-          (12,499)
                                    _________     _________        _________
Balance March 31, 1997                (29,673)      876,913       $       11
                                                                   =========
Common Stock Issued
   with the DRIP*                         -0-           -0-
Net Income                                -0-        11,261       $   11,261
Distributions                             -0-       (73,515)
Unrealized Investment
   Gain                                29,891           -0-           29,891
                                    _________     _________        _________
Balance March 31, 1998                    218       814,659       $   41,152
                                                                   =========
Common Stock Issued
   with the DRIP*                         -0-           -0-
Net Loss                                  -0-      (213,401)      $ (213,401)
Distributions                             -0-       (74,666)
Unrealized Investment
   Gain                                 2,865           -0-            2,865
                                    _________     _________        _________
Balance March 31, 1999             $    3,083    $  526,592       $ (210,536)
                                    =========     =========        =========

*Dividend Reinvestment and Stock Purchase Plan

       See Accompanying Independent Auditors' Report and
          Notes to Consolidated Financial Statements

                             -19b-




           MONMOUTH CAPITAL CORPORATION CONSOLIDATED
                   STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED MARCH 31,

                                             1999       1998      1997
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (Loss)                   $ (213,401) $   11,261  $   12,510
   Adjustments to reconcile net
      income to net cash used by
      operating activities:
     Depreciation and Amortization         45,803      48,384      25,116
     Gain on Sale of Securities
      Available for Sale                      -0-         -0-     (64,346)
   Changes In Operating Assets
      and Liabilities:
       Accounts Receivable                (59,072)    (66,874)     55,628
       Interest Receivable                  3,342      38,811      (9,311)
       Inventory                         (585,851)   (946,945)   (441,690)
       Prepaid Expenses and
        Other Current Assets               35,737     113,362    (138,786)
       Accounts Payable and
        Accrued Expenses                 (101,653)    124,910    (124,102)
       Other Liabilities                    4,391      13,285     (16,337)
                                        _________   _________   _________
Net Cash Used by Operating Activities    (870,704)   (663,806)   (701,318)
                                        _________   _________   _________

CASH FLOWS FROM INVESTING ACTIVITIES
   Loans Made                          (1,390,025) (1,024,608)   (726,665)
   Collections and Other Decreases        558,201   1,443,855     589,261
   Purchase of Securities
    Available for Sale                        -0-         -0-    (171,020)
   Sales and Other Decreases in
    Securities Available for Sale          58,995      37,958     768,495
   Additions to Building,
    Improvements and Equipment            (13,765)   (156,962)     (7,515)

Net Cash Provided (Used) by             _________   _________   _________
   Investing Activities                  (786,594)    300,243     452,556
                                        _________   _________   _________

CASH FLOWS FROM FINANCING ACTIVITIES
   Net Increase (Decrease) in Loans
    Payable and Inventory Financing     1,172,439     546,660    (252,343)
   Dividends Paid                         (53,575)    (52,751)    (43,808)
   Proceeds from the Issuance of
    Class A Common Stock                   94,013     187,746     679,216

Net Cash Provided by Financing          _________   _________   _________
   Activities                           1,212,877     681,655     383,065
                                        _________   _________   _________

Net Increase (Decrease) in Cash
    and Cash Equivalents                 (444,421)    318,092     134,303
Cash and Cash Equivalents at
    Beginning of Year                     547,020     228,928      94,625
                                        _________   _________   _________
Cash and Cash Equivalents at
    End of Year                        $  102,599  $  547,020  $  228,928
                                        =========   =========   =========

       See Accompanying Independent Auditors' Report and
          Notes to Consolidated Financial Statements



                 MONMOUTH CAPITAL CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Business

       Monmouth Capital Corporation (the Company) is a corporation organized in New Jersey which commenced operations in 1961. Prior to fiscal 1994, the Company was an investment company under the Investment Company Act of 1940 and a small business investment company licensed under the Small Business Investment Company Act of 1958. The Company currently sells and finances manufactured homes. The Company also receives rental income from one real estate investment.

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

Building, Improvements and Equipment

      Building, Improvements and Equipment are stated at the lower of depreciated cost or net realizable value. Depreciation is computed based on the straight-line method over the estimated useful life of the assets (5 to 39 years). If there is an event or change in circumstances that indicates that the basis of an investment property may not be recoverable, management assesses the possible impairment of value through evaluation of the estimated future cash flows of the property, on an undiscounted basis, as compared to the property's current carrying value. A property's carrying value would be adjusted, if necessary, to reflect an impairment in the value of the property.

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

Net Income Per Share

      Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period (1,496,727, 1,458,811 and 1,217,129 in 1999, 1998 and 1997, respectively). Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method (See Note 6). There were no dilutive stock options as of March 31, 1999, 1998 and 1997.

Stock Option Plan

      The Company's stock option plan is accounted for under the intrinsic value based method as prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". As such, compensation expense would be recorded on the date of grant only if the current market price on the underlying stock exceeds the exercise price. Included in these Notes to Consolidated Financial Statements are the pro forma disclosures required by SFAS No. 123, "Accounting for Stock-Based Compensation," which assumes the fair value based method of accounting has been adopted.

Other Comprehensive Income

      On April 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains or losses on securities available for sale and is presented in the consolidated statements of shareholders' equity.

Reclassification

     Certain amounts in the financial statements for the prior years have been reclassified to conform to the statement presentation for the current year.

NOTE 2 - INVESTMENT IN SUBSIDIARY

      The Company formed a wholly-owned subsidiary, The Mobile Home Store, Inc. (MHS), to finance and sell manufactured homes. MHS was incorporated in the State of New Jersey on July 28, 1993. The consolidated financial statements of the Company include the accounts of MHS. All intercompany transactions and balances have been eliminated in consolidation.

NOTE 3 - LOANS RECEIVABLE

      The  following  is a summary of the loans  held  by  the
Company at March 31, 1999 and 1998:
                                        Maturity            Balance
                            Rate         Date         3/31/99      3/31/98

Financed Manufactured
Home  Units                10%-15%       various    $2,658,779    $1,824,064

Other*                     various       various       204,697       207,588
                                                     _________     _________
   Total  Loans  Receivable                          2,863,476     2,031,652

Current Portion                                        122,296        80,417
                                                     _________     _________
Long-Term Portion                                   $2,741,180    $1,951,235
                                                     =========     =========

*     Includes a non-performing loan of $175,231 in 1999.   In
April,  1999,  the  Company  repossessed  the  property   that
collateralized this loan. The Company is currently in the process of releasing this property.

      During 1994, MHS began selling manufactured home units and financing these sales. At March 31, 1999 and 1998, financed manufactured home units consist of 116 and 78 loans, respectively. These loans range from approximately $5,000 to approximately $60,000 and are collateralized by manufactured homes.

NOTE 4 - INVESTMENTS IN DEBT AND EQUITY SECURITIES

      The following is a summary of investments in debt and equity securities at March 31, 1999 and 1998:

                                    Cost                Fair Value
Description                  3/31/99    3/31/98     3/31/99    3/31/98

Government National
  Mortgage Association
     6.5%,   2/20/2014       $343,799   $402,576    $338,414   $394,544
Tork Time Control, Inc.
  1,500 shares                 10,125     10,125      18,375     18,375
                              _______    _______     _______    _______
                             $353,924   $412,701    $356,789   $412,919
                              =======    =======     =======    =======

NOTE 5 - INVENTORY FINANCING

      The Company had a line of credit with Deutsche Financial Services to finance inventory purchases. Total advances at March 31, 1998 under this line of credit amounted to $101,304. During 1998, the Company replaced this line of credit and entered into a $2,500,000 agreement with Greentree Financial Servicing Corporation to finance inventory purchases. The interest rates range from prime for each advance to prime plus 2.75% after one year. Advances under this line of credit are secured by the manufactured home units for which the advances were made. Total advances under this line of credit at March 31, 1999 and 1998 amounted to $2,193,343 and $883,929, respectively.

NOTE 6 - EMPLOYEE STOCK OPTION PLAN

      On July 14, 1994, the shareholders approved and ratified the Company's 1994 Stock Option Plan authorizing the grant to officers and key employees of options to purchase up to 300,000 shares of common stock. Options may be granted any time up to December 31, 2003. No option shall be available for exercise beyond ten years. All options are exercisable after one year from the date of grant. The option price shall not be below the fair market value at date of grant. Canceled or expired options are added back to the "pool" of shares available under the plan.

     The Company elected to continue following APB Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized. Had compensation cost been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts as follows:

                                           1999        1998       1997

     Net Income          As reported    $(213,401)    $11,261    $12,510
      (Loss)             Pro forma       (225,169)      3,387      4,636

     Net Income (Loss)   As reported         (.14)        .01        .01
      Per Share          Pro   forma         (.15)        -0-        -0-

      The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997: dividend yield of .3 percent; expected volatility of 25 percent; risk-free interest rates of
6.5 percent; and expected lives of five years.

      A summary of the status of the Company's stock option plans as of March 31, 1999, 1998, and 1997 and changes during the years then ended are as follows:

                               1999               1998               1997
                              Weighted           Weighted           Weighted
                              Average            Average            Average
                              Exercise           Exercise           Exercise
                     Shares    Price    Shares    Price    Shares    Price
Outstanding at
  beginning of year  35,000    $3.21    35,000    $3.21    35,000    $3.21
Issued               20,000     2.75       -0-      -0-       -0-      -0-

Outstanding at       ______             ______             ______
  end of year        55,000     3.04    35,000     3.21    35,000     3.21
                     ======             ======             ======
Weighted-average
  fair value of
  options granted
  during the year                .97                -0-                -0-
                               =====              =====              =====

      The following is a summary of stock options outstanding as of March 31, 1999:

      Date of    Number of    Number of    Option   Expiration
      Grant      Employees    Shares        Price      Date


      1/4/95         2        20,000        $3.00    1/4/2000
      3/4/96         3        15,000         3.50    3/4/2001
      4/8/98         2        20,000         2.75    4/8/2003
                              ______
                              55,000
                              ======

     As of March 31, 1999, there were 245,000 shares available for grant under the Plan.


NOTE 7 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

      Effective August 28, 1995, the Company implemented a Dividend Reinvestment and Stock Purchase Plan (DRIP). Under the terms of the DRIP, shareholders who participate may reinvest all or part of their dividends in additional shares of the Company at approximately 95% of the market price.

      Shareholders may also purchase additional shares at approximately 95% of its market price by making optional cash payments. For the years ended March 31, 1999 and 1998, the Company received $115,104 and $208,510 from the DRIP, respectively. There were 36,052 and 69,375 new shares issued, respectively.

      On December 15, 1998, the Company paid $74,666 as a dividend of $.05 per share to shareholders of record November
16, 1998.

NOTE 8 - INCOME TAXES

      For the years ended March 31, 1999, 1998 and 1997, total income tax expense amounted to $-0-, $34,239, and $6,700, respectively. For the year ended March 31, 1999, the Company had a net operating loss carryforward of approximately $200,000 to offset future taxable income.

      The following is a reconciliation of income tax expense at the statutory rate to income tax expense at the Company's effective rate for the years ended March 31, 1998 and 1997, respectively:

                                        1998       1997
      Computed tax at the expected
         statutory rate                $15,470   $ 6,531
      Surtax Exemption                  (8,645)   (3,650)
      Deferred income/expense            2,255    (1,614)
      State income taxes-net
         of federal tax benefits        23,205     5,695
         tax benefits
      Other                              1,954      (262)
                                        ______    ______
      Income tax expense               $34,239   $ 6,700
                                        ======    ======

       There were no deferred tax assets or liabilities recognized as of March 31, 1999, 1998 and 1997.

NOTE 9 - PAYMENTS TO AFFILIATED PERSONS AND RELATED PARTY
         TRANSACTIONS

Payments to Affiliated Persons

      Total payments to all officers, directors and affiliated persons during the fiscal years ended March 31, 1999, 1998 and 1997 amounted to $104,850, $110,200, and $125,000, respectively. Eugene W. Landy, President of the Company, received $53,200 in salary, management and director fees during each of the years ended March 31, 1999, 1998 and 1997, respectively. In addition, Mr. Landy received $-0-, $5,000, and $18,500 in legal fees, respectively.

Transactions with United Mobile Homes, Inc.

      MHS has rental expenses to United Mobile Homes, Inc. (United). United owns and operates manufactured home communities. Six Directors of the Company are also Directors and shareholders of United. MHS pays United market rent on sites where MHS has a home for sale. Total site rental expense to United amounted to $148,249, $129,603, and $113,182, respectively, for the years ended March 31, 1999, 1998 and 1997. MHS also leases space from United to be used as sales lots, at market rates, at most of United's communities. Total rental expense relating to these sales lots amounted to $139,200, $102,300, and $90,000 for the years ended March 31, 1999, 1998 and 1997, respectively.

      During fiscal 1999, 1998 and 1997, MHS sold to United fifteen, four, and fifteen homes, respectively, for a total sales price of $370,908, $90,532, and $381,501, respectively, at MHS's cost. These sales represented 7%, 2%, and 17%, respectively, of total sales made by MHS. These manufactured homes were available through MHS, but could have been acquired by United from a third party at approximately the same price.

      During the years ended March 31, 1999, 1998 and 1997, MHS acquired certain inventory from United. These purchases amounted to $155,400, $133,791, and $30,905 representing 3%,
4%,   and  1%,  respectively, of total purchases made  by  MHS
during fiscal 1999, 1998 and 1997. This inventory was available through United, but could have been acquired from a third-party at approximately the same cost.

NOTE 10 - GROUP CONCENTRATIONS OF CREDIT RISK

     The Company has made loans to small business concerns and to individuals located throughout the Northeast region of the United States. The loan portfolio is diversified. Generally, loans are collateralized by commercial or residential real property, including manufactured homes. At March 31, 1999 and 1998, all loans were secured.

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

NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid during the years ended March 31, 1999, 1998 and 1997 for interest and taxes are as follows:

                    3/31/99      3/31/98       3/31/97

     Interest      $130,706      $81,289       $103,896
     Taxes           17,800       36,591         (5,729)

      During the year ended March 31, 1999, 1998 and 1997  the
Company had dividend reinvestments of $21,091, $13,979 and -0-respectively, which required no cash transfers.

                          SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MONMOUTH CAPITAL CORPORATION


                              BY:  /s/  Eugene W. Landy
                                        EUGENE W. LANDY
                                        President
Dated:        June  16, 1999

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                              Title                   Date

/s/Boniface DeBlasio     Chairman of the Board
BONIFACE DEBLASIO        and Director             June 16, 1999

/s/Eugene W. Landy
EUGENE W. LANDY          President and Director   June 16, 1999

/s/Ernest V. Bencivenga  Secretary/Treasurer
ERNEST V. BENCIVENGA     and Director             June 16, 1999

/s/Anna T. Chew          Controller
ANNA T. CHEW             and Director             June 16, 1999

/s/Charles P. Kaempffer
CHARLES P. KAEMPFFER     Director                 June 16, 1999

/s/Samuel A. Landy
SAMUEL A. LANDY          Director                 June 16, 1999

/s/W. Dunham Morey
W. DUNHAM MOREY          Director                 June 16, 1999

/s/Robert G. Sampson
ROBERT G. SAMPSON        Director                 June 16, 1999