Form 10-Q
period 1999-06-30
MONMOUTH CAPITAL CORP
filed 1999-08-13
CIK 67618

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


(Mark One)

(  X  )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1999

OR

(    )   TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15 (d)  OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ___________________ to________________________

For the Quarter ended                            Commission File No.
  June 30, 1999                                         0-24282

                    MONMOUTH CAPITAL CORPORATION

      (Exact Name of Registrant as Specified in its Charter)
         New Jersey                                   21-0740878
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                    Identification No.)

     125 Wyckoff Road, Eatontown, New Jersey             07724
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

The number of shares or other units outstanding of each of the issuer's classes of securities as of August 12, 1999 was 1,514,073 shares.

                   MONMOUTH CAPITAL CORPORATION
             FOR THE THREE MONTHS ENDED JUNE 30, 1999


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



                   MONMOUTH CAPITAL CORPORATION
                    CONSOLIDATED BALANCE SHEETS
              AS OF JUNE 30, 1999 AND MARCH 31, 1999

                                        June 30,        March 31,
                                          1999             1999
ASSETS

Current Assets:
   Cash                            $      186,675   $     102,599
   Accounts Receivable                    161,543         146,070
   Interest Receivable                      8,314             -0-
   Securities Available for
    Sale, at Fair Value                   332,065         356,789
   Inventory                            3,142,819       3,142,702
   Prepaid Expenses and Other
    Current Assets                         23,652          45,977
   Current Portion of Loans Receivable    108,919         122,296
                                        ---------       ---------
    Total Current Assets                3,963,987       3,916,433
                                        ---------       ---------
Long-Term Assets:
   Real Estate Investments:
   Land                                   183,065         183,065
   Building, Improvements and
    Equipment net of accumulated
    depreciation of $171,232
    and $156,790, respectively          1,075,220         985,087
                                        ---------       ---------
   Total Real Estate Investments        1,258,285       1,168,152
                                        ---------       ---------
   Loans Receivable:
      Performing                        2,729,149       2,565,949
      Non-Performing                          -0-         175,231
      Allowance for Losses                    -0-        (65,000)
                                        ---------       ---------
      Total Loans Receivable            2,729,149       2,676,180
                                        ---------       ---------
      Total Long-Term Assets            3,987,434       3,844,332
                                        ---------       ---------
      TOTAL ASSETS                 $    7,951,421   $   7,760,765
                                        =========       =========

                            -UNAUDITED-
        See Notes to the Consolidated Financial Statements



                   MONMOUTH CAPITAL CORPORATION
               CONSOLIDATED BALANCE SHEETS (CONT'D.)
              AS OF JUNE 30, 1999 AND MARCH 31, 1999

                                       June 30,        March 31,
                                         1999             1999
LIABILITIES AND SHAREHOLDERS'
EQUITY

Current Liabilities:
 Accounts Payable and Accrued
  Expenses                            $   141,210     $   139,956
 Inventory Financing                    2,357,128       2,193,343
                                        ---------       ---------
  Total Current Liabilities             2,498,338       2,333,299

Other Liabilities                          99,618          79,243
                                        ---------       ---------
  Total Liabilities                     2,597,956       2,412,542
                                        ---------       ---------
Shareholders' Equity:
 Common Stock (par value $1.00
  per share; authorized 10,000,000
  shares; issued and outstanding
  1,514,073 and 1,513,891
  shares, respectively                  1,514,073       1,513,891
   Additional Paid-In Capital           3,304,976       3,304,657
   Unrealized Investment Gain              (6,789)          3,083
   Retained Earnings                      541,205         526,592
                                        ---------       ---------
      Total Shareholders' Equity        5,353,465       5,348,223
                                        ---------       ---------
      TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY      $    7,951,421   $   7,760,765
                                        =========       =========


                               -UNAUDITED-
             See Notes to the Consolidated Financial Statements


                   MONMOUTH CAPITAL CORPORATION
                 CONSOLIDATED STATEMENTS OF INCOME
           FOR THREE MONTHS ENDED JUNE 30, 1999 AND 1998

                                       June 30,           June 30,
                                         1999               1998
Income:
   Sales of Manufactured Homes      $ 1,245,736        $ 1,291,148
   Interest Income                       87,754             70,476
   Rental Income                         42,324             31,704
   Other Income                          27,733             13,660
                                      ---------          ---------
    Total Income                      1,403,547          1,406,988
                                      ---------          ---------

Expenses:
   Cost of Sales of Manufactured
    Homes                               956,255          1,054,699
   Selling Expense                       83,191            100,287
   Salaries and Employee Benefits        76,521             54,932
   Professional Fees                     37,082             33,546
   Interest Expense                      43,360             34,002
   Other Expenses                       188,125            158,505
                                      ---------          ---------
    Total Expenses                    1,384,534          1,435,971
                                      ---------          ---------

Income (Loss) Before Income Taxes        19,013            (28,983)
Income Taxes                             (4,400)               -0-
                                      ---------          ---------
NET INCOME (LOSS)                   $    14,613        $   (28,983)
                                      =========          =========
NET INCOME (LOSS) PER
SHARE-BASIC AND DILUTED             $      0.01        $     (0.02)
                                      =========          =========
WEIGHTED AVERAGE
   SHARES OUTSTANDING                 1,513,982          1,486,469
                                      =========          =========

                            -UNAUDITED-
          See Notes to Consolidated Financial Statements
                                -5-


                   MONMOUTH CAPITAL CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOW
           FOR THREE MONTHS ENDED JUNE 30, 1999 AND 1998

                                                   1999             1998
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income (Loss)                         $     14,613      $   (28,983)
 Depreciation and Amortization                   14,442            6,621
 Changes In Operating Assets and
  Liabilities:
   Accounts Receivable                          (15,473)          29,709
   Interest Receivable                           (8,314)           1,587
   Inventory                                       (117)        (366,266)
   Prepaid Expenses and Other Current Assets     22,325          (17,400)
   Accounts Payable and Accrued Expenses          1,254          (68,891)
   Other Liabilities                             20,375              -0-
                                               --------          -------
Net Cash Provided (Used) by Operating
  Activities                                     49,105         (443,623)
                                               --------          -------
CASH FLOWS FROM INVESTING ACTIVITIES
   Loans Made                                  (273,929)        (631,395)
   Collections and Other Decreases in
    Loans Receivable                            234,337           73,367
   Decreases in Securities Available for
    Sale                                         14,852           14,584
   Additions to Building, Improvements
    and Equipment                              (104,575)         (15,733)
                                                -------          -------
Net Cash Used by Investing Activities          (129,315)        (559,177)
                                                -------          -------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net Increase in Loans Payable
  and Inventory Financing                       163,785          653,061
 Dividends Paid                                     -0-          (35,671)
 Proceeds from the Issuance of Class A
  Common Stock                                      501           32,503
                                                -------          -------
Net Cash Provided by Financing
Activities                                      164,286          649,893
                                                -------          -------
Net Increase (Decrease) in Cash                  84,076         (352,907)
Cash at Beginning of Year                       102,599          547,020
                                                -------          -------
Cash at End of Year                           $ 186,675        $ 194,113
                                                =======          =======

                            -UNAUDITED-
        See Notes to the Consolidated Financial Statements

                   MONMOUTH CAPITAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1999


NOTE 1 - ACCOUNTING POLICY

The interim consolidated financial statements furnished
herein reflect all adjustments which were, in the opinion
of management, necessary to present fairly the financial
position, results of operations, and cash flows  at  June
30, 1999 and for  all  periods  presented.   All
adjustments  made  in  the interim period were of a
normal  recurring  nature.    Certain  footnote
disclosures  which  would  substantially duplicate   the
disclosures  contained  in  the  audited   financial
statements and notes thereto included in the annual report of Monmouth Capital Corporation (the Company) for the year ended March 31, 1999 have been omitted.

NOTE 2 - LOANS RECEIVABLE

In conjunction with the sale of manufactured homes, loans totaling $273,929 were made for the three months ended June 30, 1999. Loans are primarily at 10%-15% for fifteen years and secured by the homes.

Collections and other decreases of loans receivable totaled $234,337 for the three months ended June 30, 1999.

NOTE 3 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

For the three months ended June 30, 1999, the Company received $501 from the Dividend Reinvestment and Stock
Purchase Plan (DRIP). There were 182 new shares issued, resulting in 1,514,073 shares outstanding.

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and taxes for the three months ended June 30, 1999 and 1998 were as follows:

                               1999               1998

          Interest         $   43,360           $ 34,002
          Taxes                 7,924             14,000

                   MONMOUTH CAPITAL CORPORATION
               MANAGEMENT'S DISCUSSION AND  ANALYSIS
         OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION


Net cash provided by operating activities for the three months ended June 30, 1999 amounted to $49,105 as compared to $443,623 net cash used by operating activities for the three months ended June 30, 1998. This increase is primarily due to an increase in manufactured home inventory of The Mobile Home Store, Inc. (MHS), the Company's wholly-owned subsidiary for the period ended June 30, 1999. Inventory remained relatively stable for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998.

Loans Receivable increased by $39,592 during the three months ended June 30, 1999. This was the result of new loans made of $273,929 offset by $234,337 in collections and other decreases.

Inventory financing increased by $163,785 during the three months ended June 30, 1999. This was a result of the new
$2,500,000 financing agreement which allows the Company to finance all inventory purchases. In the past, only inventory purchased at certain locations was financed.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Income is comprised primarily of sales of manufactured homes, interest income and rental income. Sales of manufactured homes amounted to $1,245,736 for the three months ended June 30, 1999 as compared to $1,291,148 for the three months ended June 30, 1998.

Interest income and other income remained relatively stable for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998.

Rental income, including tenant reimbursements, amounted to $42,324 for the three months ended June 30, 1999 as compared to $31,704 for the three months ended June
30, 1998. Rental income is attributable to the Company's purchase of a net-leased industrial building on March 31, 1994. The increase in 1999 is a result of an increase in reimbursable expenses.

                   MONMOUTH CAPITAL CORPORATION
                MANAGEMENT DISCUSSION AND ANALYSIS
    OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONT'D)

The decrease in Cost of manufactured homes sales is due to the decrease in sales of manufactured homes made by MHS as well as an increase in the gross margin. The decrease in selling expense is directly attributable to the decrease in sales. Interest expense increased to $43,360 for the three months ended June 30, 1999 as compared to $34,002 for the three months ended June 30, 1998. The increase in interest expense is due to an increase in inventory financing.

Salaries and employee benefits increased to $76,521 for the three months ended June 30, 1999 as compared to $54,932 for the three months ended June 30, 1998. This was due to an increase in personnel in fiscal 1999.

Professional fees remained relatively stable for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998.

Other expenses increased to $188,125 for the three months ended June 30, 1999 as compared to $158,505 for the three months ended June 30, 1998 primarily due to an increase in franchise taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company is currently engaged in real estate activities, including the sale and financing of manufactured homes.

The Company has a $2,500,000 line of credit  to finance
its inventory purchases.  As of June 30, 1999,  $2,357,128
of the line was utilized.

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

                   MONMOUTH CAPITAL CORPORATION
                MANAGEMENT DISCUSSION AND ANALYSIS
    OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONT'D)


The Company has developed and is currently implementing renovation plans, including hardware replacement and software upgrades, to ensure all hardware and software is Year 2000 compliant. The Company has no significant suppliers and vendors. Renovation and testing are scheduled to be completed during the third quarter of 1999.

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

                         MONMOUTH CAPITAL CORPORATION
                          PART II - OTHER INFORMATION
                      FOR THE QUARTER ENDED JUNE 30, 1999


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


                               MONMOUTH CAPITAL CORPORATION



Dated:  August  13, 1999       By:/s/Eugene W. Landy
                                  EUGENE W. LANDY
                                  President



Dated:  August  13, 1999       By:/s/Anna T. Chew
                                  ANNA T. CHEW
                                  Controller