Form 10-Q
period 1999-09-30
MONMOUTH CAPITAL CORP
filed 1999-11-12
CIK 67618

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

(Mark One)

(  X  )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

OR

(    )   TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d)  OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ___________________   to_____________________

For the Quarter ended                                  Commission File No.
  September 30, 1999                                      0-24282

                    MONMOUTH CAPITAL CORPORATION

      (Exact Name of Registrant as Specified in its Charter)
New Jersey                                       21-0740878
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)           Identification No.)

     125 Wyckoff Road, Eatontown, New Jersey             07724
    (Address of Principal Executive Office)          (Zip Code)

Registrant's telephone number, including area code: (732)542-4927
______________________________________________________________________
(Former name, former address and former fiscal year, if
             changed since last report)

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

The number of shares or other units outstanding of each of the issuer's classes of securities as of November 11, 1999 was 1,514,073 shares.

                   MONMOUTH CAPITAL CORPORATION
            FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999


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


                          MONMOUTH CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                   AS OF SEPTEMBER 30, 1999 AND MARCH 31, 1999

                                                 September 30    March 31,
                                                    1999           1999

ASSETS

Current Assets:
   Cash                                          $     234,628   $    102,599
   Accounts Receivable                                  73,168        146,070
   Securities Available for Sale, at Fair Value        310,194        356,789
   Inventory                                         2,457,841      3,142,702
   Prepaid Expenses and Other Current Assets            36,715         45,977
   Current Portion of Loans Receivable                 104,246        122,296
                                                    __________     __________
      Total Current Assets                           3,216,792      3,916,433
                                                    __________     __________
Long-Term Assets:
   Real Estate Investments:
   Land                                                183,065        183,065
   Building, Improvements and Equipment
      net of accumulated depreciation of
      $185,672 and $156,790, respectively            1,241,360        985,087
                                                    __________     __________
   Total Real Estate Investments                     1,424,425      1,168,152
                                                    __________     __________
   Loans Receivable:
      Performing                                     2,549,446      2,565,949
      Non-Performing                                       -0-        175,231
      Allowance for Losses                                 -0-        (65,000)
                                                    __________     __________
      Total Loans Receivable                         2,549,446      2,676,180
                                                    __________     __________
      Total Long-Term Assets                         3,973,871      3,844,332
                                                    __________     __________
      TOTAL ASSETS                               $   7,190,663      7,760,765
                                                    ==========     ==========


                                   -UNAUDITED-
               See Notes to the Consolidated Financial Statements

                          MONMOUTH CAPITAL CORPORATION
                      CONSOLIDATED BALANCE SHEETS (CONT'D.)
                   AS OF SEPTEMBER 30, 1999 AND MARCH 31, 1999

                                                  September 30,   March 31,
                                                      1999           1999

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts Payable and Accrued Expenses         $      65,680  $     139,956
   Inventory Financing                               1,730,225      2,193,343
                                                    __________     __________
      Total Current Liabilities                      1,795,905      2,333,299

Other Liabilities                                       73,879         79,243
                                                    __________     __________
      Total Liabilities                              1,869,784      2,412,542
                                                    __________     __________
Shareholders' Equity:
   Common Stock (par value $1.00 per share;
      authorized 10,000,000 shares; issued
      and outstanding 1,514,073 and 1,513,891
      shares respectively                            1,514,073      1,513,891
   Additional Paid-In Capital                        3,304,976      3,304,657
   Unrealized Investment Gain (Loss)                    (8,946)         3,083
   Retained Earnings                                   510,776        526,592
                                                    __________     __________
      Total Shareholders' Equity                     5,320,879      5,348,223
                                                    __________     __________

      TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                    $   7,190,663  $   7,760,765
                                                    ==========     ==========


                                   -UNAUDITED-
                   See Notes to the Consolidated Financial Statements


                          MONMOUTH CAPITAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
           FOR THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998



                                    Three Months             Six Months
                                 1999        1998        1999         1998
Income:
   Sales of
      Manufactured Homes      $1,198,126  $1,606,318  $2,443,862  $2,897,466
   Interest Income                83,307      89,485     171,061     159,961
   Rental Income                  44,695      33,499      87,019      65,203
   Other Income                   36,259      19,066      63,992      32,726
                              __________  __________   _________   _________
      Total Income             1,362,387   1,748,368   2,765,934   3,155,356
                              __________  __________   _________   _________
Expenses:
   Cost of Sales of
      Manufactured Homes       1,005,158   1,274,853   1,961,413   2,329,552
   Selling Expense               124,231     158,183     207,422     258,470
   Salaries and
      Employee Benefits           66,108      95,579     142,629     150,511
   Professional Fees              14,982      38,623      52,064      72,169
   Interest Expense               37,762      31,780      81,122      65,782
   Other Expenses                148,975     179,528     337,100     338,033
                              __________  __________   _________   _________
      Total Expenses           1,397,216   1,778,546   2,781,750   3,214,517
                              __________  __________   _________   _________
Loss Before Income Taxes         (34,829)    (30,178)    (15,816)    (59,161)
Income Taxes                       4,400         -0-         -0-         -0-
                              __________  __________   _________   _________
                            $    (30,429) $  (30,178)  $ (15,816) $  (59,161)
                              ==========  ==========   =========   =========
NET LOSS PER SHARE -
    BASIC AND DILUTED       $      (0.02) $    (0.02)  $   (0.01) $    (0.04)
                              ==========  ==========   =========   =========
WEIGHTED AVERAGE
   SHARES OUTSTANDING          1,514,073   1,486,469   1,514,021   1,487,902
                              ==========  ==========   =========   =========

                                   -UNAUDITED-
                 See Notes to Consolidated Financial Statements


                          MONMOUTH CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
               FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


                                                    1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (Loss)                         $    (15,816)   $   (59,161)
   Depreciation and Amortization                   28,882          13,242
   Changes In Operating Assets and Liabilities:
         Accounts Receivable                       72,902          12,110
         Interest Receivable                          -0-          (4,962)
         Inventory                                684,861        (345,882)
         Prepaid Expenses and Other Current Assets  9,262            (460)
         Accounts Payable and Accrued Expenses    (74,276)        (85,087)
         Other Liabilities                         (5,364)            -0-
                                                __________      __________
Net Cash Provided (Used) by
         Operating Activities                     700,451         (470,200)
                                                __________      __________

CASH FLOWS FROM INVESTING ACTIVITIES
   Loans Made                                    (360,497)        (948,369)
   Collections and Other Decreases in Loans
         Receivable                               395,050          177,991
  Sales and Other Decreases in Securities
      Available for Sale                           34,566           26,384
   Additions to Building, Improvements
      and Equipment                              (174,924)         (13,406)
                                                __________      __________
Net Cash Used by Investing Activities            (105,805)        (757,400)
                                                __________      __________
CASH FLOWS FROM FINANCING ACTIVITIES
   Net Increase (Decrease) in Loans Payable
        and Inventory Financing                  (463,118)         709,210
   Dividends Paid                                     -0-          (35,671)
   Proceeds from the Issuance of Class A Common
        Stock                                         501           32,503
                                               __________       __________
Net Cash Provided (Used) by Financing
        Activities                               (462,617)         706,042
                                               __________       __________

Net Increase (Decrease) in Cash                   132,029         (521,558)
Cash at Beginning of Period                       102,599          547,020
                                               __________       __________
Cash at End of Period                          $  234,628       $   25,462
                                               ==========       ==========


                                   -UNAUDITED-
               See Notes to the Consolidated Financial Statements

                   MONMOUTH CAPITAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1999


NOTE 1 - ACCOUNTING POLICY

The interim consolidated financial statements furnished
herein reflect all adjustments which were, in the opinion
of management, necessary to present fairly the financial
position, results of operations, and cash flows at
September 30, 1999 and for all periods presented.   All
adjustments made in the interim period were of a normal
recurring nature.    Certain footnote disclosures which
would substantially duplicate the disclosures contained in the audited financial statements and notes thereto included in the annual report of Monmouth Capital
Corporation (the Company) for the year ended March 31,
1999 have been omitted.

NOTE 2 - LOANS RECEIVABLE

In conjunction with the sale of manufactured homes, loans totaling $360,497 were made for the six months ended
September 30, 1999. Loans are primarily at 10%-15% for fifteen years and secured by the homes.

Collections and other decreases of loans receivable totaled $395,050 for the six months ended September 30, 1999.

In April, 1999, the Company repossessed certain equipment and fixtures that collateralized a non-performing loan.
Effective September 1, 1999, this property was leased on a five-year lease for $1,650 per month for the first year with 5% annual increases thereafter. The Company wrote off $65,000 of the loan against the Allowance for Losses and transferred the remaining balance of $110,231 to Building, Improvements and Equipment.

NOTE 3 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

For the six months ended September 30, 1999, the Company received $501 from the Dividend Reinvestment and Stock
Purchase Plan (DRIP). There were 182 new shares issued, resulting in 1,514,073 shares outstanding.

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and taxes for the six months ended
September 30, 1999 and 1998 were as follows:

                                         1999       1998

                 Interest               $81,122     65,782
                 Taxes                   10,924     14,000

During the six months ended September 30, 1999, the Company wrote off $65,000 of a non-performing loan against the Allowance for Losses and transferred the remaining balance of $110,231 to Buildings, Improvements and Equipment (See Note 2).

                   MONMOUTH CAPITAL CORPORATION
               MANAGEMENT'S DISCUSSION AND  ANALYSIS
         OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION


Net cash provided by operating activities for the six months ended September 30, 1999 amounted to $700,451 as compared to $470,200 net cash used by operating activities for the six months ended September 30, 1998. This increase in net cash provided by operating activities is primarily due to a decrease in manufactured home inventory of The Mobile Home Store, Inc. (MHS), the Company's wholly-owned subsidiary for the period ended September 30, 1999.
Inventory  decreased by $684,861 for the six months ended
September 30, 1999 as compared to an increase in inventory of $345,882 for the six months ended September 30, 1998.

Loans Receivable decreased by $144,784 during the six months ended September 30, 1999. This was the result of collections and other decreases of $395,050 offset by new loans made of $360,497. The Company also transferred
$110,231 representing certain equipment and fixtures that collateralized a non-performing loan to Building, Improvements and Equipment.

Inventory financing decreased by $463,118 during the six months ended September 30, 1999. This was a result of the reduction of inventory.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Income is comprised primarily of sales of manufactured homes, interest income and rental income. Sales of manufactured homes amounted to $1,198,126 and $1,606,318 for the three months ended September 30, 1999 and 1988, respectively and $2,443,862 and $2,897,466 for the six months ended September 30, 1999 and 1998, respectively.

Interest income remained relatively stable for the three and six months ended September 30, 1999 as compared to the three and six months ended September 30, 1998.

Rental income, including tenant reimbursements, increased from $33,499 and $65,203 for the three and six months ended September 30, 1998, respectively to $44,695 and $87,019 for the three and six months ended September 30, 1999, respectively. This was the result of an increase in reimbursable expenses.

                   MONMOUTH CAPITAL CORPORATION
                MANAGEMENT DISCUSSION AND ANALYSIS
    OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONT'D)


The decreases in Cost of manufactured homes sales and selling expense are directly attributable to the decrease in sales of manufactured homes made by MHS.

Salaries and employee benefits decreased from $95,579 for the three months ended September 30, 1998 to $66,108 for the three months ended September 30, 1999. This was due to a decrease in personnel in the second quarter of fiscal
2000. Salaries and Employee Benefits remained relatively stable for the six months ended September 30, 1999.

Professional fees decreased from $38,623 and $72,169 for the three and six months ended September 30, 1998, respectively to $14,982 and $52,064 for the three and six months ended September 30, 1999, respectively. This was due to a decrease in legal and other professional fees associated with the opening of the new sales centers incurred during the three and six months ended September
30, 1998.

Interest expense remained relatively stable for the three months ended September 30, 1999. Interest expense increased from $65,782 for the six months ended September
30, 1998 to $81,122 for the six months ended September 30, 1999. The increase in interest expense is due to an increase in inventory financing during the first quarter of fiscal 2000.

Other expenses remained relatively stable for the three and six months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company sells and finances manufactured homes and owns one real estate investment.

The Company has a $2,500,000 line of credit to finance its inventory purchases. As of September 30, 1999,
$1,730,225 of the line was utilized.

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

                   MONMOUTH CAPITAL CORPORATION
                MANAGEMENT DISCUSSION AND ANALYSIS
    OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONT'D)


YEAR 2000

The Company is currently in the process of completing its Year 2000 compliance plan. The Company has assessed all hardware and software for Year 2000 readiness. The Company has substantially completed its renovation and testing plans, including hardware replacement and software upgrades, to ensure all hardware and software is Year 2000 compliant. The Company has no significant suppliers and vendors.

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

                   MONMOUTH CAPITAL CORPORATION
                    PART II - OTHER INFORMATION
             FOR THE QUARTER ENDED SEPTEMBER 30, 1999





     Item 1 - Legal Proceedings - None

     Item 2 - Changes in Securities - None

     Item 3 - Defaults Upon Senior Securities - None

     Item 4 - Submission of Matters to a Vote of Security
              Holders

     The annual meeting of shareholders was held on September 23, 1999 to elect a Board of Directors for the ensuing year and to approve the selection of independent auditors. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934.

     Item 5 - Other Information - None

     Item 6 - Exhibits and Reports on Form 8-K - None

                            SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           MONMOUTH CAPITAL CORPORATION




     Date:  November 11, 1999       By:/s/Eugene W. Landy
                                       EUGENE W. LANDY
                                       President



     Date:  November 11, 1999      By:/s/Anna T. Chew
                                      ANNA T. CHEW
                                      Controller