Form 10-Q
period 1999-12-31
MONMOUTH CAPITAL CORP
filed 2000-02-14
CIK 67618

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

(Mark One)

(  X  )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

OR

(    )   TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d)  OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ___________________   to_____________________

For the Quarter ended                   Commission File No.
  December 31, 1999                          0-24282

                  MONMOUTH CAPITAL CORPORATION
      (Exact Name of Registrant as Specified in its Charter)
               New Jersey                       21-0740878
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)             Identification No.)

     125 Wyckoff Road, Eatontown, New Jersey             07724
     (Address of Principal Executive Office)           (Zip Code)

Registrant's telephone number, including area code: (732) 542-4927
______________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has
filed all reports required to be filed by Section 13 or 15
(d) of the  Securities  and  Exchange Act of 1934  during
the preceding 12 months  (or  for  such shorter  period
that the Registrant was required to file  such  reports)
and (2) has been subject to such filing  requirements for
the past 90 days.        Yes   X        No _____

The number of shares or other units outstanding of each of the issuer's classes of securities as of February 11, 2000 was 1,522,098 shares.

                   MONMOUTH CAPITAL CORPORATION
            FOR THE NINE MONTHS ENDED DECEMBER 31, 1999


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

                   MONMOUTH CAPITAL CORPORATION
                    CONSOLIDATED BALANCE SHEETS
            AS OF DECEMBER 31, 1999 AND MARCH 31, 1999


                                           December 31,     March 31,
                                              1999            1999

ASSETS

Current Assets:
   Cash                               $       62,152    $     102,599
   Accounts Receivable                       115,922          146,070
   Securities Available for Sale,
     at Fair Value                           986,632          356,789
   Inventory                               2,436,953        3,142,702
   Prepaid Expenses and Other
     Current Assets                           35,440           45,977
   Current Portion of Loans
     Receivable                               81,814          122,296
                                           _________        _________
      Total Current Assets                 3,718,913        3,916,433
                                           _________        _________

Long-Term Assets:
   Real Estate Investments:
   Land                                      183,065          183,065
   Building, Improvements and
   Equipment net of accumulated
     depreciation of $197,918
     and $156,790, respectively            1,232,631          985,087
                                           _________        _________
   Total Real Estate Investments           1,415,696        1,168,152
                                           _________        _________
   Loans Receivable:
      Performing                           2,468,084        2,565,949
      Non-Performing                             -0-          175,231
      Allowance for Losses                       -0-         (65,000)
                                           _________        _________
      Total Loans Receivable               2,468,084        2,676,180
                                           _________        _________
      Total Long-Term Assets               3,883,780        3,844,332
                                           _________        _________

      TOTAL ASSETS                    $    7,602,693    $   7,760,765
                                           =========        =========




                            -UNAUDITED-
        See Notes to the Consolidated Financial Statements


                                -3-

                   MONMOUTH CAPITAL CORPORATION
               CONSOLIDATED BALANCE SHEETS (CONT'D.)
            AS OF DECEMBER 31, 1999 AND MARCH 31, 1999


                                        December 31,        March 31,
                                            1999              1999

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts Payable and Accrued
     Expenses                         $      126,543    $     139,956
   Loans Payable                             585,856              -0-
   Inventory Financing                     1,565,590        2,193,343
                                           _________        _________
      Total Current Liabilities            2,277,989        2,333,299

Other Liabilities                            109,862           79,243
                                           _________        _________
      Total Liabilities                    2,387,851        2,412,542
                                           _________        _________

Shareholders' Equity:
   Common Stock (par value $1.00
     per share; authorized
     10,000,000 shares; issued
     and outstanding 1,521,916 and
     1,513,891 shares, respectively        1,521,916        1,513,891
   Additional Paid-In Capital              3,318,701        3,304,657
   Unrealized Investment Gain (Loss)        (20,562)            3,083
   Retained Earnings                         394,787          526,592
                                           _________        _________
      Total Shareholders' Equity           5,214,842        5,348,223
                                           _________        _________
      TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY         $    7,602,693    $   7,760,765
                                           =========        =========



                            -UNAUDITED-
           See Notes to the Consolidated Financial Statements



                                -4-

                   MONMOUTH CAPITAL CORPORATION
                 CONSOLIDATED STATEMENTS OF INCOME
    FOR THREE AND NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998



                               Three Months                Nine Months
                             1999         1998           1999        1998
Income:
   Sales of
    Manufactured Homes    $ 1,517,996  $ 1,503,174  $ 3,961,858  $ 4,400,640
   Interest Income             83,678       92,003      254,739      251,964
   Rental Income               47,926       49,745      134,945      114,948
   Other Income                23,577       49,121       87,569       81,847
                            _________    _________    _________    _________
      Total Income          1,673,177    1,694,043    4,439,111    4,849,399
                            _________    _________    _________    _________
Expenses:
   Cost of Sales of
    Manufactured Homes      1,297,324    1,245,662    3,258,737    3,575,214
   Selling Expense            131,332      114,454      338,754      372,924
   Salaries and Employee
    Benefits                   85,233       92,680      227,862      243,191
   Professional Fees           25,101       48,935       77,165      121,104
   Interest Expense            24,721       28,456      105,843       94,238
   Other Expenses             149,745      150,818      486,845      488,851
                            _________    _________    _________    _________
      Total Expenses        1,713,456    1,681,005    4,495,206    4,895,522
                            _________    _________    _________    _________

NET INCOME (LOSS)         $  (40,279)  $    13,038  $  (56,095)  $  (46,123)
                            =========    =========    =========    =========
NET INCOME (LOSS)
    PER SHARE -
    BASIC AND DILUTED     $    (0.03)  $      0.01  $    (0.04)  $    (0.03)
                            =========    =========    =========    =========
WEIGHTED AVERAGE
   SHARES OUTSTANDING       1,516,034    1,497,571    1,514,821    1,491,578
                            =========    =========    =========    =========


                            -UNAUDITED-
          See Notes to Consolidated Financial Statements


                                -5-

                   MONMOUTH CAPITAL CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOW
        FOR THE NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998


                                              1999            1998
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (Loss)                    $   (56,095)    $   (46,123)
   Depreciation and Amortization              41,128          31,863
   Changes In Operating Assets
     and Liabilities:
         Accounts Receivable                  30,148        (32,085)
         Interest Receivable                     -0-         (7,119)
         Inventory                           705,749       (576,837)
         Prepaid Expenses and Other
           Current Assets                     10,537          28,562
         Accounts Payable and Accrued
           Expenses                         (13,413)        (58,334)
         Other Liabilities                    30,619         (8,325)
                                           _________       _________
Net Cash Provided (Used) by
  Operating Activities                       748,673       (668,398)
                                           _________       _________
CASH FLOWS FROM INVESTING ACTIVITIES
   Loans Made                              (150,965)     (1,201,809)
   Collections and Other Decreases in
     Loans Receivable                        289,312         440,438
   Purchase of Securities Available
     for Sale                              (699,533)             -0-
   Sales and Other Decreases in Securities
     Available for Sale                       46,045          46,483
   Additions to Building,
     Improvements and Equipment            (178,441)        (14,917)
                                           _________       _________
Net Cash Used by Investing Activities      (693,582)       (729,805)
                                           _________       _________
CASH FLOWS FROM FINANCING ACTIVITIES
   Net Increase (Decrease) in Loans
     Payable  and Inventory Financing       (41,897)       1,005,830
   Dividends Paid                           (54,142)        (53,574)
   Proceeds from the Issuance of
     Class A Common Stock                        501          94,013
                                           _________       _________
Net Cash (Used) Provided by
     Financing Activities                   (95,538)       1,046,269
                                           _________       _________

Net Increase (Decrease) in Cash             (40,447)       (351,934)
Cash at Beginning of Period                  102,599         547,020
                                           _________       _________
Cash at End of Period                     $   62,152      $  195,086
                                           =========       =========




                            -UNAUDITED-
        See Notes to the Consolidated Financial Statements

                                -6-

                   MONMOUTH CAPITAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1999

NOTE 1 - ACCOUNTING POLICY

The interim consolidated financial statements furnished
herein reflect all adjustments which were, in the opinion
of management, necessary to present fairly the financial
position, results of operations, and cash flows at
December 31, 1999 and for all periods presented.   All
adjustments made in the interim period were of a normal
recurring nature.    Certain footnote disclosures which
would substantially duplicate the disclosures contained in the audited financial statements and notes thereto included in the annual report of Monmouth Capital
Corporation (the Company) for the year ended March 31,
1999 have been omitted.

NOTE 2 - SECURITIES AVAILABLE FOR SALE AND LOANS PAYABLE

During the nine months ended December 31, 1999, the Company purchased $699,533 of securities on margin. The margin loan is at 7% and due on demand.

NOTE 3 - LOANS RECEIVABLE

In conjunction with the sale of manufactured homes, loans totaling $150,965 were made for the nine months ended December 31, 1999. Loans are primarily at 10%-15% for fifteen years and secured by the homes.

Collections and other decreases of loans receivable totaled $289,312 for the nine months ended December 31, 1999.

In April, 1999, the Company repossessed certain equipment and fixtures that collateralized a non-performing loan.
Effective September 1, 1999, this property was leased on a five-year lease for $1,650 per month for the first year with 5% annual increases thereafter. The Company wrote off $65,000 of the loan against the Allowance for Losses and transferred the remaining balance of $110,231 to Building, Improvements and Equipment. In January, 2000, this lease was terminated. The Company is currently trying to release this property.

NOTE 4 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

For the nine months ended December 31, 1999, the Company received $23,069 from the Dividend Reinvestment and Stock
Purchase Plan (DRIP). There were 8,025 new shares issued, resulting in 1,521,916 shares outstanding.

                   MONMOUTH CAPITAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1999


NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and taxes for the nine months ended
December 31, 1999 and 1998 were as follows:

                                1999           1998

            Interest          $105,843       $121,104
            Taxes               17,600         16,500

During the nine months ended December 31, 1999 and 1998, the Company had dividend reinvestments of $21,568 and $21,091, respectively, which required no cash transfers.

During the nine months ended December 31, 1999, the Company wrote off $65,000 of a non-performing loan against the Allowance for Losses and transferred the remaining balance of $110,231 to Building, Improvements and Equipment (See Note 3).

                   MONMOUTH CAPITAL CORPORATION
               MANAGEMENT'S DISCUSSION AND  ANALYSIS
         OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION

Net cash provided by operating activities for the nine months ended December 31, 1999 amounted to $748,673 as compared to $668,398 net cash used by operating activities for the nine months ended December 31, 1998. This increase in net cash provided by operating activities is primarily due to a decrease in manufactured home inventory of The Mobile Home Store, Inc. (MHS), the Company's wholly-owned subsidiary for the period ended December 31, 1999.
Inventory decreased by $705,749 for the nine months ended
December 31, 1999 as compared to an increase in inventory of $576,837 for the nine months ended December 31, 1998.

Loans Receivable decreased by $248,578 during the nine months ended December 31, 1999. This was the result of collections and other decreases of $289,312 offset by new loans made of $150,965. The Company also transferred
$110,231 representing certain equipment and fixtures that collateralized a non-performing loan to Building, Improvements and Equipment.

Loans Payable increased by $585,856 during the nine months ended December 31, 1999. This was the result of the purchases of securities available for sale on margin.

Inventory financing decreased by $627,753 during the nine months ended December 31, 1999. This was a result of the reduction of inventory.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Income is comprised primarily of sales of manufactured homes, interest income and rental income. Sales of manufactured homes amounted to $1,517,996 and $1,503,174 for the three months ended December 31, 1999 and 1998, respectively and $3,961,858 and $4,400,640 for the nine months ended December 31, 1999 and 1998, respectively.

Interest income remained relatively stable for the three and nine months ended December 31, 1999 as compared to the three and nine months ended December 31, 1998.

Rental income, including tenant reimbursements, remained relatively stable for the three months ended December 31, 1999 as compared to the three months ended December 31, 1998. Rental income increased from $114,948 for the nine months ended December 31, 1998 to $134,945 for the nine months ended December 31, 1999. This was a result of an increase in reimbursable expenses.

                  MONMOUTH CAPITAL CORPORATION
                MANAGEMENT DISCUSSION AND ANALYSIS
    OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONT'D)


Cost of sales of manufactured homes and selling expense increased from $1,245,662 and $114,454, respectively, for the three months ended December 31, 1998 to $1,297,324 and $131,332, respectively for the three months ended December
31, 1999.  This was primarily due to an increase in sales.
The Company has also experienced a small decrease in the gross margin. The Company has reduced sales prices in certain locations to reduce inventory. The decrease in Cost of sales of manufactured homes for the nine months ended December 31, 1999 as compared to the nine months ended December 31, 1998 is attributable to the decrease in sales of manufactured homes made by MHS.

Salaries and employee benefits decreased from $92,680 and $243,191 for the three and nine months ended December 31, 1998, respectively to $85,233 and $227,862 for the three and nine months ended December 31, 1999, respectively.
This was due to a decrease in personnel in the second quarter of fiscal 2000.

Professional fees decreased from $48,935 and $121,104 for the three and nine months ended December 31, 1998, respectively to $25,101 and $77,165 for the three and nine months ended December 31, 1999, respectively. This was due to a decrease in legal and other professional fees associated with the opening of the new sales centers incurred during the three and nine months ended December
31, 1998.

Interest expense remained relatively stable for the three months ended December 31, 1999. Interest expense increased from $94,238 for the nine months ended December
31, 1998 to $105,843 for the nine months ended December
31, 1999. The increase in interest expense is due to an increase in inventory financing during the first quarter of fiscal 2000.

Other expenses remained relatively stable for the three and nine months ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company sells and finances manufactured homes and owns one real estate investment.

The Company has a $2,500,000 line of credit to finance its
inventory purchases.  As of December 31, 1999,  $1,565,590
of the line was utilized.

The Company's ability to generate adequate cash to meet its needs is dependent primarily on its real estate investment, leveraging of its real estate investment, the success of the sale and financing of manufactured homes, collections receivable, availability of bank borrowings, the Dividend Reinvestment and Stock Purchase Plan and access to the capital markets.

                   MONMOUTH CAPITAL CORPORATION
                    PART II - OTHER INFORMATION
              FOR THE QUARTER ENDED DECEMBER 31, 1999





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


                                    MONMOUTH CAPITAL CORPORATION




     Date:  February 11, 2000       By: /s/Eugene W. Landy
                                           EUGENE W. LANDY
                                           President



     Date:  February 11, 2000       By: /s/Anna T. Chew
                                           ANNA T. CHEW
                                           Controller