Form 10-K
period 2000-03-31
MONMOUTH CAPITAL CORP
filed 2000-06-29
CIK 67618

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                          FORM 10-K
[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (C) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended March 31, 2000

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period __________ to __________

               Commission File Number  0-24282

                     Monmouth Capital Corporation
        (Exact name of registrant as specified in its charter)

              New Jersey                      21-0740878
     State or other jurisdiction of      (I.R.S. Employer
     incorporation or organization)      Identification No.)

 Juniper Business Plaza, 3499 Route 9 North, Freehold, NJ   07728
 (Address of principal executive offices)                (Zip code)

Registrant's telephone number, including area code (732) 577-9993
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:
             Common Stock $1.00 par value

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

The aggregate market value of voting stock held by non-affiliates of the Registrant was $2,958,454 (based on 1,198,361 shares of common stock at $2.46875 per share, the average of the bid and asked price on June 8, 2000).

The number of shares outstanding of issuer's common stock as of June 8, 2000 was 1,522,280 shares.

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

      Certain members of the Company's Board of Directors manage two real estate investment trusts. In 1995, the Company success fully completed a Rights Offering to its shareholders. The Company raised approximately
$1,600,000 after expenses bringing total equity to approximately $4,500,000.

Narrative Description of the Business

      During fiscal 1994, the Company formed a wholly-owned subsidiary, The Mobile Home Store, Inc., to finance and sell manufactured homes. At March 31, 2000, loans
receivable relating to   the  financing  of  manufactured
home sales amounted to $2,476,510. A description of the Company's total loan portfolio of $2,504,804 is incorporated herein by reference to Note 3 of the Notes to Consolidated Financial Statements - Loans Receivable.

      During fiscal 2000, the Company announced that it will
exit the  manufactured home sales business since it has not
proven  to be   profitable.    The  sales  operations  were
conducted at manufactured home communities owned by United
Mobile Homes, Inc. (UMH), a related real estate investment trust (REIT). Effective January 1, 2001, the Company anticipates that UMH will take over the sales operation, including inventory and possibly the manufactured home loans receivable.

      On March 31, 1994, the Company purchased a net leased industrial building in Bethlehem, Pennsylvania. During fiscal 2000, this building was sold at a gain of
$245,419.   As  an interim measure, the Company is investing
in securities of REITs. Based on current market conditions, management believes that the prices of those REIT shares are at a discount from the value of the underlying
properties.   The Company  has  purchased  these securities
on margin since the interest and dividend yields exceed the cost of funds. Such securities are subject to risk
arising   from  adverse  changes  in  market  rates  and
prices, primarily interest rate risk relating to debt securities and equity price risk relating to equity securities.

Management

      The  management of the Company currently operates
Monmouth Real  Estate Investment Corporation (MREIC) and
UMH, two REITs. MREIC is now specializing in net leased industrial properties to rated tenants on medium term leases. UMH specializes in investments in manufactured home communities. It is intended that the Company will invest in real estate ventures that do not qualify under the investment objectives of MREIC and UMH. To the extent that there may be conflicts of interest as to prospective investments, the Company may be deprived of investment opportunities.

Environmental, Regulatory and Energy Problems

      The  Company must comply with certain Federal
Environmental Protection Agency Regulations as well as state and local governmental regulations.

      In conjunction with the sale of the Bethlehem building, a Phase I environmental assessment was performed. This assessment consisted of searches of Federal and State databases to determine potential sources of contamination, investigation of the site history, and visual inspection. The assessment concluded that there was no evidence to suggest that the site has ever experienced a significant spill or environmental incident. Management is not aware of any material environmental problems affecting the Company.

Number of Employees

     At March 31, 2000, the Company had nine full-time employees.
A Board of Directors consisting of eight directors is responsible for the general policies of the Company.

ITEM 2.   PROPERTIES

       The Company had one property, located in Bethlehem, Pennsylvania. This property was sold in fiscal 2000.

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

          None.

                           PART II

ITEM  5.   MARKET  FOR  REGISTRANT'S COMMON EQUITY  AND RELATED
           STOCKHOLDER MATTERS

      Prior  to October 19, 1995, the shares of the Company
were traded  on  the over-the-counter market. As of October
19,  1995, the  Company's  shares are traded on the National
Association  of Securities   Dealers   Automatic Quotations
(NASDAQ) Small Capitalization market under the symbol "MONM". The per share range of high and low market during each quarter of the last three fiscal years were as follows:

                2000-1999         1999-1998        1998-1997
               Market Price     Market Price     Market Price
Qtr.            High    Low      High    Low      High    Low
 First         2-3/4   2-3/8    3-1/2   2-3/4    3-5/8   2-1/2
 Second        2-3/4   2-1/8    3-3/8   2-3/4    3-5/8   3-1/4
 Third         2-5/8   2-1/4      4     2-1/2      3     2-5/8
 Fourth        2-5/8  2-5/16    3-7/8   2-1/2    2-3/4  2-11/16


      The over-the-counter market quotations reflect the interdealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

      As of March 31, 2000, there were approximately 423 holders of the Company's common stock based on the number of record owners.

      For the years ended March 31, 2000, 1999 and 1998, total dividends paid by the Company amounted to $75,710 or $.05 per share, $74,666 or $.05 per share and $73,515 or $.05 per share, respectively.

      Future dividend policy will depend on the Company's earnings, capital requirements, financial condition, availability and cost of bank financing and other factors considered relevant by the Board of Directors.


ITEM 6.   SELECTED FINANCIAL DATA

            FOR THE YEARS ENDED MARCH 31,

                     2000       1999       1998       1997     1996

Income Statement Data:
Total Income      $5,453,916 $5,965,265 $4,288,031 $2,788,741 $2,644,137

Total Expenses     5,685,135  6,178,666  4,242,531  2,769,531  2,267,250

Gain on Sale of
Real Estate
Investments          245,419        -0-        -0-        -0-      -0-

Income Taxes             -0-        -0-     34,239      6,700    171,308

Net Income (Loss)     14,200  (213,401)     11,261     12,510    205,579

Net Income (Loss)
   Per Share            0.01     (0.14)       0.01       0.01       0.18

========================================================================

Balance Sheet Data:

Total Assets      $9,068,788 $7,760,765 $6,855,686 $5,994,684 $5,752,047

Shareholders'
   Equity          5,273,879  5,348,223  5,518,321  5,342,174  4,706,755

========================================================================

Cash Dividends
 Per Share           $0.05      $0.05      $0.05      $0.05       $0.05

Average Number
   of Shares
 Outstanding     1,516,528  1,496,727  1,458,811  1,217,129    1,111,624

                              -5-

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION

Liquidity and Capital Resources

Net cash provided by operating activities for the year ended
March 31, 2000 amounted to $553,657 as compared to net cash used by operating activities of $870,704 and $663,806 for the years ended March 31, 1999 and 1998, respectively. The increase in fiscal 2000 in net cash provided by operating activities was due primarily to a decrease in inventory and an increase in accounts payable for the year. Cash used by operating activities remained relatively stable during 1999 and 1998.

      Securities available for sale increased by $2,717,118 primarily as a result of new purchases. As an interim measure, the Company is investing in securities of REITs. Based on current market conditions, management believes that the prices of those REIT shares are at a discount from the value of the underlying properties.

      Inventory decreased by $391,761 as a result of decreased purchases of manufactured homes. The Company anticipates exiting the manufactured home sales business by January 1, 2001.

      Loans receivable decreased by $293,672 during fiscal 2000. This decrease was the result of principal repayments and other decreases of $793,403 offset by new loans of $609,962. The Company also transferred $110,231 representing certain equipment
and  fixtures  that  collateralized a  non-performing  loan   to
Building, Improvements and Equipment.

      Loans  payable increased by $1,388,693 during fiscal  2000.
This represents the margin loan on securities available for sale.
The Company purchased these securities on margin since the interest and dividend yields exceed the cost of funds.

     Inventory financing decreased by $317,532 during fiscal 2000 as a direct result of the decrease in inventory.

Results of Operations

     Income is comprised primarily of sales of manufactured homes by
The Mobile Home Store, Inc. (MHS), the Company's wholly owned subsidiary, interest income and rental income. Sales of manufactured homes
increased  from  $3,730,244   in 1998 to $5,396,530  in  1999.  MHS had
been experiencing increased sales since its inception in fiscal 1994. Sales of manufactured homes decreased during fiscal 2000 to $4,759,648. This was primarily due to the closing of certain unprofitable sales locations.

      Interest and dividend income increased by $57,412 during fiscal 2000 primarily due to the purchases of securities available for sale. Interest and dividend income remained relatively stable during 1999 and 1998.

       Rental   income,  primarily  related  to  the Bethlehem, Pennsylvania net-leased industrial building, increased by $29,613 during fiscal 2000. This was primarily a result of an increase in reimbursable expenses.
Rental income decreased during  1999 due to the loss of one tenant.

      Other income increased from $59,648 in 1998 to $82,503 in 1999 to $121,012 in fiscal 2000 due primarily to increased income received for retail loan volume. Other income in fiscal 2000 also included a gain on sale of securities available for sale of $16,841.

     Cost of manufactured home sales increased from $2,849,627 in 1998 to $4,442,148 in 1999 and decreased to $3,974,912 in fiscal 2000. Selling expense increased from $431,901 in 1998 to $490,771 in 1999 and decreased to $474,134 in fiscal 2000. These changes are directly attributable to the change in sales of manufactured homes.

      Salaries and employee benefits remained relatively stable during fiscal 2000. Salaries and employee benefits increased from $199,080 in
1998 to $318,291 in 1999  due  to  additional employees.   During 1998,
outside professionals were used rather than employees. There was a corresponding decrease in professional fees during 1999.

      Interest expense increased from $81,289 in 1998 to $130,706 in 1999 to $152,509 in fiscal 2000. The increase during 1999 was due to an increase in inventory financing. The increase during fiscal 2000 was due to the purchase of securities for sale on margin.

      Other expenses remained relatively stable during fiscal 2000. Other expenses increased from $453,687 during 1998 to $649,905 during 1999 due to the expansion of the operations of MHS.

     The change in income taxes was due to the changes in income.

Year 2000

      The  Company has experienced no significant impact  of  its operations
or  its  ability  to accurately  process   financial information  due to a
Year 2000 related issue. In addition, the Company has no information that indicates a significant tenant, vendor or service provider may be unable to meet their rental obligations, sell goods or provide services to the Company because of Year 2000 issues. The Company will continue to monitor its operations for Year 2000 related issues.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          See Item 1.  Business

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


                                                         Director Since/
                       Principal Occupation                Shares Owned
Name, Age and Title      Past Five Years                  and % of Total

Ernest V.           Treasurer and Director of               1961
Bencivenga          MREIC; Secretary/Treasurer          Owns 6,417 shs
(82)                and Director of UMH.                   .42% (1)
Secretary/Treasurer
and Director

Anna T. Chew        Certified Public Accountant;            1994
(42)                Vice President, Chief               Owns 8,499 shs
Controller          Financial Officer and                  .56% (2)
and Director        Director of UMH; Controller
                    and Director of MREIC.

Boniface DeBlasio   Director of MREIC.                      1961
(79)                                                    Owns 20,452 shs
Chairman of the                                            1.34%
Board and Director

Charles P.          Self-employed investor;                 1970
Kaempffer           Director of MREIC, UMH and          Owns 15,331 shs
(63)                Community Bank of New                  1.01% (3)
Director            Jersey.

Eugene W. Landy     Attorney;  President of                 1961
(66)                MREIC; Chairman of the Board        Owns 196,435 shs
President and       of UMH.                                12.90% (4)
Director

Samuel A. Landy     Attorney;  President and                1994
(39)                Director of UMH;  Director           Owns 59,799 shs
Director            of MREIC.                               3.93% (5)

                                                           Director Since/
                        Principal Occupation                Shares Owned
Name, Age and Title       Past Five Years                   and % of Total

Robert G. Sampson   Self-employed investor;                   1963
(74)                Director of MREIC and UMH;            Owns 16,986 shs
Director            General Partner for Sampco, Ltd.          1.12%

(1)  Includes 5,069 shares held by Mr. Bencivenga's wife.

(2)  Held jointly with Ms. Chew's husband.

(3)   Includes (a) 726 shares in joint name with Mrs.Kaempffer;
(b) 270 shares held by Mr. Kaempffer's wife; and (c)7,000 shares in joint name with Mrs. Kaempffer held as Trustees for Defined
Benefit Pension Plan.

(4) Includes (a) 7,191 shares held by Mr. Landy's wife; (b) 32,249 shares held in the Landy & Landy Employees' Pension Plan, of which Mr. Landy is a Trustee with power to vote; and (c) 68,001 shares held in the Landy & Landy Employees' Profit Sharing Plan, of which Mr. Landy is Trustee with power to vote.

(5) Includes (a) 12,231 shares held by Mr. Landy's wife; (b)13,173 shares in custodial accounts for Mr. Landy's children under the Uniform Gift to Minor's Act in which he disclaims any beneficial interest, but has power to vote; and (c) 23,845 shares in the Samuel Landy
Family Limited Partnership.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

      The following Summary Compensation Table shows compensation paid by the Company to its chief executive officer for services rendered during the fiscal years ended March 31, 2000, 1999 and 1998. Because no executive officers received total annual salary and bonus exceeding $100,000, only the compensation paid to the chief executive officer is to be disclosed under the Securities and Exchange Commission disclosure requirements.

 Name and Principal Position         Annual Compensation
                           Year     Salary    Bonus    Other(1)

   Eugene W. Landy          2000    $50,000   None      $3,200
   Chief Executive          1999    $37,500   None     $15,700
   Officer                  1998     None     None     $58,200

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

                  Monmouth Capital     NASDAQ         NASDAQ
     Year           Corporation         Total       Financial
     1995                100            100            100
     1996                118            136            138
     1997                112            151            177
     1998                 92            229            276
     1999                 94            310            248
     2000                 89            574            237

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of March 31, 2000, no person owned of record or was known by the Company to beneficially own more than 5% of the shares, except as follows:

     Name and Address               Shares Owned      Percent
     of Beneficial Owner            Beneficially      of Class

     Eugene W. Landy
     20 Tuxedo Road                  196,435           12.90%
     Rumson, NJ 07760

     Group consisting of
     Walter Carucci,
     Carucci Family Partners,
     and Carr Securities Corp.       129,010            8.47%
     1 Penn Plaza
     New York, NY 10114

     Group consisting of
     Paul H. O'Leary, Raffles
     Associates, L.P. and
     Channel Partnership II           86,788            5.70%
     1 Penn Plaza, Suite 4720
     New York, NY 10119

     James E. Mitchell &
     Mitchell Partners                78,681            5.00%
     611 Anton Blvd.
     Costa Mesa, CA 92626

      The Company believes that during fiscal 2000, all persons required to report ownership and changes in ownership of common stock pursuant to
Section 16(a) of the Securities Exchange Act of 1934 have complied.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Certain relationships and related party transactions are incorporated herein by reference to part IV, Item 14(a)(1)(vi), Note 9 of the Notes to Consolidated Financial Statements-Payments to Affiliated Persons and Related Party Transactions.

                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K


(a) (1) The following Financial Statements are filed as part of this report:
                                                         Page

(i)    Auditors' Report                                   15

(ii)   Consolidated Balance Sheets as of March 31,
       2000 and 1999                                    16-17

(iii)  Consolidated Statements of Income  for  the
       years ended March 31, 2000, 1999 and 1998          18

(iv)   Consolidated  Statements  of  Shareholders'
       Equity for the years ended March 31,  2000,
       1999 and 1998                                      19

(v)    Consolidated Statements of Cash  Flows  for
       the years ended March 31, 2000, 1999 and 1998      20

(vi)   Notes to Consolidated Financial Statements       21-30

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

(27)      Financial Data Schedule

(a)(3)(b)  Reports on Form 8-K

     On March 1, 2000, the Company filed a report on Form 8-K for the sale of its warehouse facility in Bethlehem, Pennsylvania.

            INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
Monmouth Capital Corporation
Freehold, New Jersey

     We have audited the accompanying consolidated balance sheets of Monmouth Capital Corporation as of March 31, 2000 and 1999, and
the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the  period ended
March  31,  2000.   These financial  statements  are  the responsibility
of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monmouth Capital Corporation at March 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2000 in conformity with generally accepted accounting principles.

                         /s/ Cowan, Gunteski & Co.


June 26, 2000
Toms River, New Jersey


                  MONMOUTH CAPITAL CORPORATION
                   CONSOLIDATED BALANCE SHEETS
                         AS OF MARCH 31,
                                                      2000          1999
                   ASSETS
Current Assets:
   Cash and Cash Equivalents                     $    207,943   $   102,599
   Accounts Receivable                                112,574       146,070
   Interest Receivable                                 18,024           -0-
   Securities Available for Sale,
     at Fair Value                                  3,073,907       356,789
   Inventory                                        2,750,941     3,142,702
   Prepaid Expenses and Other Current Assets           42,607        45,977
   Current Portion of Loans Receivable                104,246       122,296
                                                    _________     _________
      Total Current Assets                          6,310,242     3,916,433
                                                   _________      _________
Long-Term Assets:
   Real Estate Investments:
   Land                                                11,065       183,065
   Building, Improvements and Equipment, net
      of accumulated depreciation of $99,268
      and $156,790, respectively                      346,923       985,087
                                                    _________     _________
     Total Real Estate Investments                    357,988     1,168,152
                                                    _________     _________
   Loans Receivable:
      Performing                                    2,400,558     2,565,949
      Non-Performing                                      -0-       175,231
      Allowance for Losses                                -0-      (65,000)
                                                    _________     _________
      Total Loans Receivable                        2,400,558     2,676,180
                                                    _________     _________
      Total Long-Term Assets                        2,758,546     3,844,332
                                                    _________     _________
TOTAL ASSETS                                     $  9,068,788   $ 7,760,765
                                                    =========     =========


        See Accompanying Independent Auditors' Report and
            Notes to Consolidated Financial Statements

                              -16-

                  MONMOUTH CAPITAL CORPORATION
               CONSOLIDATED BALANCE SHEETS (CONT.)
                         AS OF MARCH 31,


                                          2000          1999
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts Payable and Accrued
     Expenses                          $    460,012   $   139,956
   Loans Payable                          1,388,693           -0-
   Inventory Financing                    1,875,811     2,193,343
                                          _________     _________
      Total Current Liabilities           3,724,516     2,333,299

Other Liabilities                            70,393        79,243
                                          _________     _________
      Total Liabilities                   3,794,909     2,412,542
                                          _________     _________
Shareholders' Equity:
   Common Stock (par value $1.00 per
     share; authorized 10,000,000
     shares; issued and outstanding
     1,522,280 and 1,513,891 shares,
     respectively in 2000 and 1999        1,522,280     1,513,891
   Additional Paid-In Capital             3,319,346     3,304,657
   Accumulated Other Comprehensive
      Income (Loss)                        (32,829)         3,083
   Retained Earnings                        465,082       526,592
                                          _________     _________
      Total Shareholders' Equity          5,273,879     5,348,223
                                          _________     _________
      TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY          $  9,068,788   $ 7,760,765
                                          =========     =========


        See Accompanying Independent Auditors' Report and
           Notes to Consolidated Financial Statements




                  MONMOUTH CAPITAL CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE YEARS ENDED MARCH 31,

                                            2000           1999        1998
Income:
   Sales of Manufactured Homes           $4,759,648    $5,396,530    $3,730,244
   Interest and Dividend Income             388,709       331,298       309,828
   Rental Income                            184,547       154,934       188,311
   Other Income                             121,012        82,503        59,648
                                          _________     _________     _________
      Total Income                        5,453,916     5,965,265     4,288,031
                                          _________     _________     _________
Expenses:
   Cost of Sales of
      Manufactured Homes                  3,974,912     4,442,148    2,849,627
   Selling Expense                          474,134       490,771      431,901
   Salaries and Employee Benefits           315,290       318,291      199,080
   Professional Fees                        126,299       146,845      226,947
   Interest Expense                         152,509       130,706       81,289
   Other Expenses                           641,991       649,905      453,687
                                          _________     _________    _________
      Total Expenses                      5,685,135     6,178,666    4,242,531
                                          _________     _________    _________
Income (Loss) Before Gain on Sale of
  Real Estate Investment                  (231,219)     (213,401)       45,500
Gain on Sale of Real Estate Investment      245,419           -0-          -0-
                                          _________     _________    _________
Income (Loss) Before Income Taxes            14,200     (213,401)       45,500
Income Taxes                                    -0-           -0-       34,239
                                          _________     _________    _________
NET INCOME (LOSS)                       $    14,200   $ (213,401)   $   11,261
                                          =========     =========    =========
NET INCOME (LOSS) PER
  SHARE-BASIC AND DILUTED               $      0.01   $    (0.14)   $     0.01
                                          =========     =========    =========
WEIGHTED AVERAGE
   SHARES OUTSTANDING                     1,516,528     1,496,727    1,458,811
                                         =========     =========     =========


        See Accompanying Independent Auditors' Report and
           Notes to Consolidated Financial Statements

                              -18-


                  MONMOUTH CAPITAL CORPORATION
         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                  Accumu-
                                                   lated
                                                   Other
                                      Additional  Compre-             Compre-
                  Common Stock         Paid-In    hensive  Retained   hensive
                 Number      Amount    Capital     Income  Earnings   Income

Balance
March 31, 1997 1,408,464 $1,408,464 $3,086,470 $(29,673)  $876,913

Common Stock
Issued with
the DRIP*         69,375     69,375    139,135      -0-        -0-

Net Income           -0-        -0-        -0-      -0-     11,261    $ 11,261

Distributions        -0-        -0-        -0-      -0-    (73,515)

Unrealized Net
Holding Gains
on Securities
Available for
Sale                 -0-       -0-        -0-    29,891        -0-      29,891
               _________ _________  _________  ________  _________   _________
Balance
March 31, 1998 1,477,839 1,477,839  3,225,605       218    814,659   $  41,152
                                                                     =========
Common Stock
Issued with
the DRIP*         36,052    36,052     79,052       -0-        -0-

Net Loss             -0-       -0-        -0-       -0-  (213,401)  $(213,401)

Distributions        -0-       -0-        -0-       -0-   (74,666)

Unrealized Net
Holding Gains
on Securities
Available for
Sale                 -0-       -0-        -0-     2,865       -0-        2,865
               _________  _________  _________ ________  _________   _________
Balance
March 31, 1999 1,513,891  1,513,891  3,304,657    3,083    526,592  $(210,536)
                                                                    =========
Common Stock
Issued with
the DRIP*          8,389      8,389     14,689      -0-        -0-

Net Income           -0-        -0-        -0-      -0-     14,200    $ 14,200

Distributions        -0-        -0-        -0-      -0-    (75,710)

Unrealized Net
Holding Losses
on Securities
Available for
Sale
                     -0-        -0-        -0- (35,912)        -0-    (35,912)
               _________  _________  _________ ________  _________   _________
Balance
March 31, 2000 1,522,280 $1,522,280 $3,319,346 $(32,829) $ 465,082   $(21,712)
               =========  =========  =========  ======== =========   =========

*Dividend Reinvestment and Stock Purchase Plan



        See Accompanying Independent Auditors' Report and
           Notes to Consolidated Financial Statements

                              -19-


                 MONMOUTH CAPITAL CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED MARCH 31,
                                             2000         1999          1998
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (Loss)                    $   14,200  $   (213,401)   $   11,261
   Adjustments to reconcile net income
     to net cash used by operating
     activities:
       Depreciation and Amortization        79,908         45,803       48,384
       Gain on Sale of Securities
         Available for Sale               (16,841)            -0-          -0-
       Gain on Sale of Real Estate
         Investments                     (245,419)            -0-          -0-
   Changes In Operating Assets and
     Liabilities:
       Accounts Receivable                  33,496       (59,072)     (66,874)
       Interest Receivable                (18,024)          3,342       38,811
       Inventory                           391,761      (585,851)    (946,945)
       Prepaid Expenses and Other
         Current Assets                      3,370         35,737      113,362
       Accounts Payable and Accrued
         Expenses                          320,056      (101,653)      124,910
       Other Liabilities                   (8,850)          4,391       13,285
                                         _________      _________    _________
Net Cash Provided (Used) by Operating
    Activities                             553,657      (870,704)    (663,806)
                                         _________      _________    _________
CASH FLOWS FROM INVESTING ACTIVITIES
   Loans Made                            (609,962)    (1,390,025)  (1,024,608)
   Collections and Other Decreases in
     Loans Receivable                      793,403        558,201    1,443,855
   Purchase of Securities Available
     for Sale                          (2,852,770)            -0-          -0-
   Proceeds from Sales and Other
     Decreases in Securities Available
     for Sale                              116,581         58,995       37,958
   Additions to Real Estate Investments  (171,437)       (13,765)    (156,962)
   Proceeds from Sale of Real Estate
     Investments                         1,257,343            -0-          -0-
                                         _________      _________    _________
Net Cash Provided (Used) by Investing
    Activities                         (1,466,842)      (786,594)      300,243
                                         _________      _________    _________
CASH FLOWS FROM FINANCING ACTIVITIES
   Net Increase in Loans Payable and
     Inventory Financing                 1,071,161      1,172,439      546,660
   Dividends Paid                         (54,142)       (53,575)     (52,751)
   Proceeds from the Issuance of Class
     A Common Stock                          1,510         94,013      187,746
                                         _________      _________    _________
Net Cash Provided by Financing
    Activities                           1,018,529      1,212,877      681,655
                                         _________      _________    _________

Net Increase (Decrease) in Cash and Cash
    Equivalents                            105,344      (444,421)      318,092
Cash and Cash Equivalents at
   Beginning of Year                       102,599        547,020      228,928
                                         _________      _________    _________
Cash and Cash Equivalents at End of Year $ 207,943      $ 102,599    $ 547,020
                                         =========      =========    =========

        See Accompanying Independent Auditors' Report and
           Notes to Consolidated Financial Statements

                              -20-

             MONMOUTH CAPITAL CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   MARCH 31, 2000

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

Building, Improvements and Equipment

     Building, Improvements and Equipment are stated at the lower of depreciated cost or net realizable value. Depreciation is computed based on the straight-line method over the estimated useful life of the assets (5 to 27.5 years). If there is an event or change in circumstances that indicates that the basis of an investment property may not be recoverable, management assesses the possible impairment of value through evaluation of the estimated future cash flows of the property, on an undiscounted basis, as compared to the property's current carrying value. A property's carrying value would be adjusted, if necessary, to reflect an impairment in the value of the property.

Securities Available for Sale

      The Company's securities are classified as Available-forSale, and are carried at fair value. Gains or losses on the sale of securities are based on identifiable cost and are accounted for on a trade date basis. Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders' Equity until realized. A decline in the market value of any security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value. Any impairment is charged to earnings and a new cost basis for the security is established.

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

Net Income Per Share

      Basic  net  income per share is calculated by dividing  net income by
the weighted-average number  of  common   shares outstanding   during  the
period  (1,516,528, 1,496,727, and 1,458,811  in  2000, 1999 and 1998,
respectively). Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method
(See Note 6). There were no dilutive stock options as of March 31, 2000, 1999 and 1998.

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

NOTE 3 - LOANS RECEIVABLE

      The following is a summary of the loans held by the Company at March 31, 2000 and 1999:

                                                  Balance
                        Rate     Date     3/31/00        3/31/99
Financed Manufactured
  Homes                10%-15%  various  $2,476,510    $2,658,779
Other*                 various  various      28,294        204,697
                                          _________      _________
Total Loans Receivable                    2,504,804      2,863,476
Current Portion                             104,246        122,296
                                          _________      _________
Long-Term Portion                        $2,400,558     $2,741,180
                                          =========      =========


*     Includes  a non-performing loan of $175,231  in 1999.   In
April, 1999, the Company repossessed certain equipment and fixtures that collateralized this loan. Effective September 1, 1999, this property was leased on a five-year lease for $1,650 per month for the first year with 5% annual increases thereafter. The Company wrote off $65,000 of the loan against the Allowance for Losses and transferred the remaining balance
of $110,231  to Building, Improvements and Equipment.   In  January  2000,
this lease was terminated. The Company is currently trying to release this property.

      During 1994, MHS began selling manufactured home units and financing these sales. At March 31, 2000 and 1999, financed manufactured homes consist of 116 loans. These loans range from approximately $400 to
approximately $62,000.   Loans  receivable for financed  manufactured homes
are  secured  by  the property financed.  Generally, the terms of the loans
do  not  exceed  20 years.    No  allowance  for uncollectable  accounts
has  been recorded.   Management believes that the fair market value  of
a unit under repossession exceeds the loan balance due.

NOTE 4 - SECURITIES AVAILABLE FOR SALE

     The following is a summary of investments in debt and equity securities at March 31, 2000 and 1999:
                          Shares/           Cost              Fair Value
Description              $ Amount     3/31/00   3/31/99    3/31/00   3/31/99

Equity Securities-
Preferred Stock:
Associated Estates
  Realty Corp 9.75%
  Class A                  16,500     254,204       -0-    293,298      -0-
Camden Property Trust
  $2.25 Series A            1,000      22,000       -0-     22,188      -0-
Crescent Real Estate
  Equities Co  6.75%        2,000      27,266       -0-     28,250      -0-
Crown American Realty
  Trust 11%                 8,200     306,430       -0-    304,425      -0-
Equity Inns Inc 9.5%
  Series A                 11,300     183,921       -0-    182,213      -0-
Equity Office
  Properties Trust
  8.98%  Series A           1,000      21,995       -0-     22,563      -0-
Felcor Lodging Trust
  Inc 1.95%                 4,000      66,520       -0-     63,252      -0-
Felcor Lodging Trust
  Inc. 9% Series B          9,000     147,794       -0-    148,500      -0-
First Industrial Realty
  Trust 9.5% Series A       2,000      44,925       -0-     45,500      -0-
First Industrial Realty
  Trust 8.75% Series B      1,000      20,245       -0-     20,000      -0-
G&L Realty Corp 10.25%
  Series A                  1,000      15,683       -0-     15,063      -0-
Glenborough Realty
  Trust 7.75% Series A      6,000      87,823       -0-     90,000      -0-
Glimcher Realty Trust
  9.25% Series B            2,000      28,803       -0-     29,500      -0-
Healthcare Property
  Investors 7.875%
  Series A                  1,000      15,558       -0-     14,313      -0-
Healthcare Property
  Investors 8.7%
  Series B                  2,000      31,240       -0-     33,000      -0-
Highwoods Properties
  Inc 8% Series D           1,000      17,170       -0-     17,750      -0-
Hospitality Properties
  Trust 9.5% Series A       3,200      61,578       -0-     63,402      -0-
JDN Realty Corp 9-3/8%
  Series A                  2,000      35,665       -0-     34,376      -0-
Kranzco Realty Trust
  9.5% Series D            11,000     177,930       -0-    176,000      -0-
Mid America Apartment
  Communities Inc
  8.825% Series B           7,000     115,341       -0-    120,750      -0-
New Plan Excel Realty
  Trust 8.5%                1,000      20,558       -0-     19,250      -0-
Prime Group Realty
  Trust 9% Series B         3,000      48,040       -0-     46,689      -0-
Sovran Self Storage Inc
  9.85% Series B            1,000      19,245       -0-     20,125      -0-
Starwood Financial Inc
  9-3/8% Series B          17,000     267,504       -0-    263,500      -0-
Starwood Financial Inc
  9.2% Series C             1,000      15,245       -0-     15,250      -0-
Thornburg Mortgage
  Asset Corp 9.68%
  Series A                  1,000      19,514       -0-     19,375      -0-
United Dominion Realty
  Trust 9.25% Series A      4,000      75,497       -0-     78,000      -0-
United Dominion Realty
  Trust 8.6% Series B       1,000      16,620       -0-     18,125      -0-
Vornado Realty Trust
  8.5% Series C             1,000      19,683       -0-     19,625      -0-
                                    _________  ________  _________  ________
Total Equity Securities-
  Preferred Stock                   2,183,997       -0-  2,224,282       -0-
                                    _________  ________  _________  ________

                          Shares/           Cost             Fair Value
Description              $ Amount     3/31/00   3/31/99    3/31/00  3/31/99

Equity Securities-
Common Stock:
LaSalle Hotel
  Properties                1,000      12,308       -0-     12,500      -0-
New Plan Excel Realty
  Trust Inc                 5,000      70,188       -0-     68,750      -0-
Pennsylvania Real
  Estate Investment
  Trust                     5,000      82,300       -0-     81,250      -0-
Sizeler Properties
  Investors Inc            54,200     406,637       -0-    345,525      -0-
Tork Time Control Inc       1,500      10,125    10,125     19,875   18,375
United Dominion Realty
  Trust                     5,000      49,875       -0-     50,315      -0-
                                    _________  ________  _________ ________
Total Equity Securities-
  Common Stock                        631,433    10,125    578,215   18,375
                                    _________  ________  _________ ________
Total Equity Securities             2,815,430    10,125  2,802,497   18,375
                                    _________  ________  _________ ________

Debt Securities:
Government National
  Mortgage Association
  6.5% 2/20/14            288,975     291,306   343,581    271,410  338,414
                                    _________  ________  _________ ________
Total Securities
Available for Sale                 $3,106,736  $353,706 $3,073,907 $356,789
                                    =========  ========  ========= ========

     Gross  unrealized  losses  on debt  securities  amounted  to
$19,896 and $5,167 as of March 31, 2000 and 1999, respectively. Gross unrealized gains on equity securities amounted to $69,837 and $8,250
as of March 31, 2000 and 1999, respectively.   Gross unrealized losses on
equity securities amounted to $82,770 and $0- as of March 31, 2000 and 1999, respectively.

NOTE 5 - LOANS PAYABLE AND INVENTORY FINANCING

      During  fiscal  2000, the Company purchased securities  on margin.
At  March  31,  2000,  the margin  loan  amounted   to $1,388,693  at  an
interest rate of 7.25% and is secured by investment securities with a market value of $3,073,907. This margin loan is due on demand.

     The  Company has a $2,500,000 agreement with Conseco Finance Servicing
Corp.   (formerly Greentree   Financial   Servicing Corporation) to
finance inventory purchases.  The interest  rates range  from prime for each advance to prime plus 2.75% after  one year.  Advances  under this line of credit  are  secured  by  the manufactured  homes for  which the
advances  were  made.   Total advances under this line of credit at
March 31, 2000 and 1999 amounted to $1,875,811 and $2,193,343, respectively.

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

     The Company elected to continue following APB Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized. Had compensation cost been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts as follows:

                                         2000       1999        1998

     Net Income     As Reported         $14,200  $(213,401)   $11,261
     (Loss)         Pro forma             6,589   (225,169)     3,387

     Net Income     As Reported             .01       (.14)       .01
     (Loss)         Pro forma               .01       (.15)       .01
     Per Share

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998: dividend yield of .3 percent; expected volatility of 25 percent; risk-free interest rates of 6.5 percent; and expected lives of five years.

      A summary of the status of the Company's stock option plans as of March 31, 2000, 1999, and 1998 and changes during the years then ended are as follows:

                             2000              1999                1998
                            Weighted          Weighted            Weighted
                            Average           Average             Average
                            Exercise          Exercise            Exercise
                   Shares    Price    Shares    Price    Shares    Price
Outstanding at
  beginning of
  year              55,000   $3.04    35,000   $3.21    35,000     $3.21
Issued                 -0-     -0-    20,000    2.75       -0-       -0-
Expired            (20,000)   3.00       -0-     -0-       -0-       -0-
                    ______            ______            ______
Outstanding at
  end of year       35,000    2.64    55,000    3.04    35,000      3.21
                    ======            ======            ======
Weighted-average
  fair value of
  options granted
  during the year              -0-               .97                 -0-
                            ======            ======              ======

  The following is a summary of stock options outstanding as of March 31, 2000:

     Date of   Number of    Number of   Option    Expiration
      Grant    Employees     Shares     Price        Date

     3/4/96        3        15,000       3.50      3/4/2001
     4/8/98        2        20,000       2.75      4/8/2003
                            ______
                            35,000
                            ======

      As of March 31, 2000, there were 265,000 shares available for grant under the Plan.

NOTE 7 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

      Effective August 28, 1995, the Company implemented a Dividend Reinvestment and Stock Purchase Plan (DRIP). Under the terms of the DRIP, shareholders who participate may reinvest all or part of their dividends in additional shares of the Company at approximately 95% of the market price.

       Shareholders may also purchase additional shares at approximately 95% of its market price by making optional cash
payments.   For  the  years ended March 31, 2000  and 1999,  the
Company received $23,078 and $115,104 from the DRIP, respectively. There were 8,389 and 36,052 new shares issued, respectively.

     On December 15, 1999, the Company paid $75,710 as a dividend of $.05 per share to shareholders of record November 15, 1999.

NOTE 8 - INCOME TAXES

      For the years ended March 31, 2000, 1999 and 1998, total income tax expense amounted to $-0-, $-0- and $34,239, respectively. For the year ended March 31, 2000, the Company had a net operating loss carryforward of approximately $140,000 to offset future taxable income.

      The following is a reconciliation of income tax expense at the statutory rate to income tax expense at the Company's effective rate for the year ended March 31, 1998:

                                                  1998
      Computed tax at the expected
         statutory rate                         $15,470
      Surtax Exemption                           (8,645)
      Deferred income/expense                     2,255
      State income taxes-net of
        federal tax benefits                     23,205
      Other                                       1,954
                                                 ______
       Income tax expense                       $34,239
                                                 ======

      There were no deferred tax assets or liabilities recognized as of March 31, 2000, 1999 and 1998.

NOTE 9 - PAYMENTS TO AFFILIATED PERSONS AND RELATED PARTY TRANSACTIONS

Payments to Affiliated Persons

      Total payments to all officers, directors and affiliated persons during the fiscal years ended March 31, 2000, 1999 and 1998 amounted to $98,800, $104,850 and $110,200, respectively. Eugene W. Landy, President of the Company, received $53,200 in salary, management and director fees during each of the years ended March 31, 2000, 1999 and 1998, respectively. In addition, Mr. Landy received $-0-, $-0- and $5,000 in legal fees, respectively.

Transactions with United Mobile Homes, Inc.

      MHS has rental expenses to United Mobile Homes, Inc. (United). United owns and operates manufactured home communities. Six Directors of the Company are also Directors and shareholders of United. MHS pays United market rent on sites where MHS has a home for sale. Total site rental expense to United amounted to $161,377, $148,249 and $129,603, respectively, for the years ended March 31, 2000, 1999 and 1998. MHS also leases space from United to be used as sales lots, at market rates, at most of United's communities. Total rental expense relating to these sales lots amounted to $145,670, $139,200 and $102,300 for the years ended March 31, 2000, 1999 and 1998, respectively.

     During fiscal 2000, 1999 and 1998, MHS sold to United 21, 15 and 4 homes, respectively, for a total sales price of $437,137, $370,908 and $90,532, respectively, at MHS's cost. These sales represented 9%, 7% and
2%, respectively, of total sales  made  by MHS.   These manufactured homes
were available through MHS, but could have been acquired by United from a third party at approximately the same price.

      During the years ended March 31, 2000, 1999 and 1998, MHS acquired certain inventory from United. These purchases amounted to $64,984, $155,400 and $133,791, representing 2%, 3% and 4%, respectively, of total purchases made by MHS during fiscal 2000, 1999 and 1998. This inventory was available through United, but could have been acquired from a third-party at approximately the same cost.

NOTE 10 - GROUP CONCENTRATIONS OF CREDIT RISK

      The Company sells and finances manufactured homes located throughout the Northeast region of the United States. The loan portfolio is diversified. Generally, loans are collateralized by the manufactured homes. At March 31, 2000 and 1999, all loans were secured.

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

      The Company is required to disclose certain information about fair values of financial instruments, as defined in Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments".

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

NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION

      Cash paid during the years ended March 31, 2000, 1999 and 1998 for interest and taxes are as follows:


                        3/31/00     3/31/99     3/31/98

          Interest     $152,509    $130,706     $81,289
          Taxes           5,643      17,800      36,591

      During the years ended March 31, 2000, 1999 and 1998 the Company had dividend reinvestments of $21,568, $21,091 and $13,979 respectively, which required no cash transfers.

      During the year ended March 31, 2000, the Company wrote off $65,000 of a non-performing loan against the Allowance for Losses and transferred the remaining balance of $110,231 to Building, Improvements and Equipment.

                     SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              MONMOUTH CAPITAL CORPORATION
                              BY:  /s/  Eugene W. Landy
                                        EUGENE W. LANDY
                                        President
Dated:        June  22, 2000

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                              Title                          Date
/s/  Boniface DeBlasio        Chairman of the Board
BONIFACE DEBLASIO             and Director                June 22, 2000

/s/  Eugene W. Landy
EUGENE W. LANDY               President and Director      June 22, 2000

/s/  Ernest V. Bencivenga     Secretary/Treasurer and     June 22, 2000
ERNEST V. BENCIVENGA          Director

/s/  Anna T. Chew
ANNA T. CHEW                  Controller and Director     June 22, 2000

/s/  Charles P. Kaempffer
CHARLES P. KAEMPFFER          Director                    June 22, 2000

/s/  Samuel A. Landy
SAMUEL A. LANDY               Director                    June 22, 2000

/s/  Robert G. Sampson
ROBERT G. SAMPSON             Director                    June 22, 2000