Form 10-Q
period 2000-06-30
MONMOUTH CAPITAL CORP
filed 2000-08-11
CIK 67618

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

(Mark One)

(  X  )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

OR

(     )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ___________________ to _____________________

For the Quarter ended                Commission File No.
  June 30, 2000                          0-24282

                   MONMOUTH CAPITAL CORPORATION
      (Exact Name of Registrant as Specified in its Charter)
               New Jersey                    21-0740878
(State or other jurisdiction of           (I.R.S. Employer
 incorporation or organization)           Identification No.)

 Juniper Business Plaza, 3499 Route 9 North, Suite 3-C, Freehold, NJ  07728
     (Address of Principal Executive Office)                      (Zip Code)

Registrant's telephone number, including area code: (732) 577-9981
______________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

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

The number of shares or other units outstanding of each of the issuer's classes of securities as of August 4, 2000 was 1,522,280 shares.

                   MONMOUTH CAPITAL CORPORATION
             FOR THE THREE MONTHS ENDED JUNE 30, 2000


                             CONTENTS


     PART I - FINANCIAL INFORMATION                            PAGE NO.

          Item 1 - Financial Statements (Unaudited):

                Consolidated Balance Sheets                      3-4

                Consolidated Statements of Income                 5

                Consolidated Statements of Cash Flows             6

                Notes to Consolidated Financial Statements       7-8

          Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations     9

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

                   MONMOUTH CAPITAL CORPORATION
                    CONSOLIDATED BALANCE SHEETS
              AS OF JUNE 30, 2000 AND MARCH 31, 2000


                                           June 30,         March 31,
                                            2000              2000

ASSETS

Current Assets:
   Cash                                 $     10,078     $    207,943
   Accounts Receivable                        63,361          112,574
    Interest Receivable                          -0-           18,024
   Securities Available for Sale,
    at Fair Value                          4,511,278        3,073,907
   Inventory                               2,887,900        2,750,941
   Prepaid Expenses and Other
    Current Assets                            37,801           42,607
   Current Portion of Loans Receivable       132,357          104,246
                                          __________       __________
      Total Current Assets                 7,642,775        6,310,242
                                          __________       __________
Long-Term Assets:
   Real Estate Investments:
   Land                                       11,065           11,065
   Building, Improvements and Equipment
    net of accumulated depreciation of
    $102,402 and $99,268, respectively       409,164          346,923
                                          __________       __________
   Total Real Estate Investments             420,229          357,988

    Loans Receivable                       2,338,609        2,400,558
                                          __________       __________
      Total Long-Term Assets               2,758,838        2,758,546
                                          __________       __________
      TOTAL ASSETS                      $ 10,401,613     $  9,068,788
                                          ==========       ==========
</TBALE>

                            -UNAUDITED-
        See Notes to the Consolidated Financial Statements




                   MONMOUTH CAPITAL CORPORATION
               CONSOLIDATED BALANCE SHEETS (CONT'D.)
              AS OF JUNE 30, 2000 AND MARCH 31, 2000


                                           June 30,         March 31,
                                            2000              2000
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts Payable and Accrued         $    211,705     $    460,012
Expenses
   Loans Payable                           2,424,354        1,388,693
   Inventory Financing                     2,166,421        1,875,811
                                          __________       __________
      Total Current Liabilities            4,802,480        3,724,516


Other Liabilities                             73,799           70,393
                                          __________       __________
      Total Liabilities                    4,876,279        3,794,909
                                          __________       __________
Shareholders' Equity:
   Common Stock (par value $1.00 per share;
      authorized 10,000,000 shares; issued
      and outstanding 1,522,280 shares     1,522,280        1,522,280
   Additional Paid-In Capital              3,319,346        3,319,346
   Unrealized Investment Gain (Loss)         292,843         (32,829)
   Retained Earnings                         390,865          465,082
                                          __________       __________
      Total Shareholders' Equity           5,525,334        5,273,879
                                          __________       __________
      TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY           $ 10,401,613     $  9,068,788
                                          ==========       ==========




                             -UNAUDITED-
         See Notes to the Consolidated Financial Statements


                   MONMOUTH CAPITAL CORPORATION
                 CONSOLIDATED STATEMENTS OF INCOME
           FOR THREE MONTHS ENDED JUNE 30, 2000 AND 1999


                                             2000         1999
Income:
   Sales of
      Manufactured Homes                $ 1,036,470  $ 1,245,736
   Interest and Dividend Income             179,828       87,754
   Rental Income                                -0-       42,324
   Other Income                              29,771       27,733
                                          _________    _________
      Total Income                        1,246,069    1,403,547
                                          _________    _________
Expenses:
   Cost of Sales of
      Manufactured Homes                    921,307      956,255
   Selling Expense                           85,082       83,191
   Salaries and Employee Benefits            66,733       76,521
   Professional Fees                         44,116       37,082
   Interest Expense                          76,486       43,360
   Other Expenses                           126,562      188,125
                                          _________    _________
      Total Expenses                      1,320,286    1,384,534
                                          _________    _________

Income (Loss) Before Income Taxes          (74,217)       19,013
Income Taxes                                    -0-      (4,400)
                                          _________    _________
NET INCOME (LOSS)                        $ (74,217)   $   14,613
                                          =========    =========
NET INCOME (LOSS) PER SHARE -
    BASIC AND DILUTED                    $    (.05)   $    (.01)
                                          =========    =========
WEIGHTED AVERAGE
   SHARES OUTSTANDING                     1,522,280    1,513,982
                                          =========    =========

                            -UNAUDITED-
          See Notes to Consolidated Financial Statements


                   MONMOUTH CAPITAL CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOW
         FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999


                                             2000            1999

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (Loss)                     $  (74,217)     $    14,613
   Depreciation and Amortization              10,650          14,442
   Changes In Operating Assets
    and Liabilities:
      Accounts Receivable                     49,213        (15,473)
      Interest Receivable                     18,024         (8,314)
      Inventory                            (136,959)           (117)
      Prepaid Expenses and
      Other Current Assets                     4,806          22,325
      Accounts Payable and
        Accrued Expenses                   (248,307)           1,254
      Other Liabilities                        3,406          20,375
Net Cash Provided (Used) by                _________       _________
    Operating Activities                   (373,384)          49,105
                                           _________       _________
CASH FLOWS FROM INVESTING ACTIVITIES
   Loans Made                              (163,120)       (273,929)
   Collections and Other Decreases
      in Loans Receivable                    196,958         234,337
   Purchase of Securities
      Available for Sale                 (1,122,782)             -0-
   Sales and Other Decreases in
      Securities Available for Sale           11,083          14,852
   Additions to Building,
      Improvements and Equipment            (72,891)       (104,575)
                                         ___________       _________
Net Cash Used by Investing Activities    (1,150,752)       (129,315)
                                         ___________       _________
CASH FLOWS FROM FINANCING ACTIVITIES
   Net Increase (Decrease) in Loans
      Payable and Inventory Financing      1,326,271         163,785
   Proceeds from the Issuance of
      Class A Common Stock                       -0-             501
                                           _________       _________
Net Cash Provided by Financing Activities  1,326,271         164,286
                                           _________       _________
Net Increase (Decrease) in Cash            (197,865)          84,076
Cash at Beginning of Period                  207,943         102,599
                                           _________       _________
Cash at End of Period                     $   10,078      $  186,675
                                           =========       =========

                            -UNAUDITED-
        See Notes to the Consolidated Financial Statements

                   MONMOUTH CAPITAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 2000

NOTE 1 - ACCOUNTING POLICY

The  interim  consolidated financial statements  furnished
herein  reflect all adjustments which were, in the opinion
of  management, necessary to present fairly the  financial
position,  results of operations, and cash flows  at  June
30,  2000 and for all periods presented.   All adjustments
made  in  the  interim period were of a  normal  recurring
nature.      Certain  footnote  disclosures  which   would
substantially duplicate the disclosures contained in the audited financial statements and notes thereto included in the annual report of Monmouth Capital Corporation (the
Company) for the year ended March 31, 2000 have been omitted.

NOTE 2 - SECURITIES AVAILABLE FOR SALE AND LOANS PAYABLE

During the three months ended June 30, 2000, the Company purchased $1,122,782 of securities on margin. The margin loan is at 8% and due on demand.

NOTE 3 - LOANS RECEIVABLE

In conjunction with the sale of manufactured homes, loans totaling $163,120 were made for the three months ended
June 30, 2000. Loans are primarily at 10%-15% for fifteen years and secured by the homes.

Collections  and  other  decreases  of  loans   receivable
totaled $196,958 for the three months ended June 30, 2000.

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and taxes for the three months ended June 30, 2000 and 1999 were as follows:

                       2000                1999

     Interest       $ 76,486           $ 43,360
     Taxes             3,819              7,924

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

Net cash used by operating activities for the three months
ended  June  30, 2000 amounted to $373,384 as compared  to
$49,105 net cash provided by operating activities for  the
three  months ended June 30, 1999.  This increase  in  net
cash  used by operating activities is primarily due  to  a
decrease in Accounts Payable and Accrued Expenses.   There
was also an increase in manufactured home inventory of The
Mobile  Home Store, Inc. (MHS), the Company's wholly-owned
subsidiary for the period ended June 30, 2000.   Inventory
increased by $136,959 for the three months ended June 30, 2000.

Securities  available  for sale  increased  by  $1,437,371
primarily as a result of new purchases. As an interim measure, the Company is investing in securities of REITs.
Based on current market conditions, management believes that the prices of those REIT shares are at a discount from the value of the underlying properties.

Loans Receivable decreased by $33,838 during the three months ended June 30, 2000. This was the result of collections and other decreases of $196,958 offset by new loans made of $163,120.

Loans   Payable  and  Inventory  Financing  increased   by
$1,326,271  during the three months ended June  30,  2000.
This  was  primarily  the  result  of  the  purchases   of
securities available for sale on margin and purchases of inventory.


MATERIAL CHANGES IN RESULTS OF OPERATIONS

Income  is  comprised primarily of sales  of  manufactured
homes   and  interest  and  dividend  income.   Sales   of
manufactured  homes amounted to $1,036,470 and  $1,245,736
for  the  three  months  ended June  30,  2000  and  1999,
respectively.   This was primarily due to the  closing  of
certain unprofitable sales locations.

                   MONMOUTH CAPITAL CORPORATION
                MANAGEMENT DISCUSSION AND ANALYSIS
    OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONT'D)


Interest and dividend income increased by $92,074 for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This was primarily due to purchases of securities available for sale.

Rental  income decreased by $42,324 for the  three  months
ended  June 30, 2000 as compared to the three months ended
June  30,  1999.   This was a result of the  sale  of  the
Bethlehem, Pennsylvania building in March 2000.

Cost of sales of manufactured homes expense decreased from
$956,255  for  the  three months ended June  30,  1999  to
$921,307  for the three months ended June 30, 2000.   This
was primarily due to a decrease in sales.  The Company has
also  experienced  a decrease in the  gross  margin.   The
Company has reduced sales prices in certain locations to reduce inventory.

Salaries and employee benefits and Professional fees remained relatively stable for the three months ended June
30, 2000 as compared to the three months ended June 30, 1999.

Interest expense increased from $43,360 for the three months ended June 30, 1999 to $76,486 for the three months ended June 30, 2000. This was primarily the result of the purchases of securities available for sale on margin.

Other expenses decreased by $61,563 for the three months ended June 30, 2000 as compared to the three months ended
June 30, 1999 primarily due to the sale of the Bethlehem, Pennsylvania building and to the closing of certain sales locations.

LIQUIDITY AND CAPITAL RESOURCES

The  Company  sells  and finances manufactured  homes  and
maintains a portfolio of securities available for sale  of
approximately  $4,500,000.  The Company has  a  $2,500,000
line of credit to finance its inventory purchases.  As  of
June 30, 2000,  $2,166,421 of the line was utilized.   The
margin loan on the securities available for sale amounted to $2,424,354 as of June 30, 2000.

The  Company's ability to generate adequate cash  to  meet
its  needs  is dependent primarily on the success  of  the
sale and financing of  manufactured homes, collections  on
receivables,   liquidity  of  the  securities   portfolio,
availability of bank borrowings, the Dividend Reinvestment and Stock Purchase Plan and access to the capital markets.

                   MONMOUTH CAPITAL CORPORATION
                    PART II - OTHER INFORMATION
                FOR THE QUARTER ENDED JUNE 30, 2000





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


                                       MONMOUTH CAPITAL CORPORATION




      Date: August 10, 2000            By: /s/ Eugene W. Landy
                                               EUGENE W. LANDY
                                                 President


      Date: August 10, 2000            By: /s/ Anna T. Chew
                                               ANNA T. CHEW
                                                Controller