Form 10-Q
period 2000-09-30
MONMOUTH CAPITAL CORP
filed 2000-11-13
CIK 67618

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

(Mark One)

(  X  )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

OR

(    )   TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15  (d)  OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ___________________   to _____________________

For the Quarter ended               Commission File No.
  September 30, 2000                       0-24282

                       MONMOUTH CAPITAL CORPORATION
          (Exact Name of Registrant as Specified in its Charter)

               New Jersey                         21-0740878
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)              Identification No.)

Juniper Business Plaza, 3499 Route 9 North, Suite 3-C, Freehold, NJ  07728
      (Address of Principal Executive Office)              (Zip Code)

Registrant's telephone number, including area code: (732) 577-9981
________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No _____

The number of shares or other units outstanding of each of the issuer's classes of securities as of November 6, 2000 was 1,522,280 shares.

                       MONMOUTH CAPITAL CORPORATION
                 FOR THE QUARTER ENDED SEPTEMBER 30, 2000


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

                       MONMOUTH CAPITAL CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                AS OF SEPTEMBER 30, 2000 AND MARCH 31, 2000


                                                 September 30,   March 31,
                                                     2000          2000
                                                  _________      _________
ASSETS

Current Assets:
   Cash                                         $     62,360  $    207,943
   Accounts Receivable                                21,472       112,574
    Interest Receivable                                  -0-        18,024
   Securities Available for Sale, at Fair Value    5,009,751     3,073,907
   Inventory                                       2,284,759     2,750,941
   Prepaid Expenses and Other Current Assets          36,408        42,607
   Current Portion of Loans Receivable               139,233       104,246
                                                   _________     _________
      Total Current Assets                         7,450,496     6,310,242
                                                   _________     _________
Long-Term Assets:
   Real Estate Investments:
   Land                                               11,065        11,065
   Building, Improvements and Equipment
      net of accumulated depreciation of
      $113,052 and $99,268, respectively             398,514       346,923
                                                   _________     _________
   Total Real Estate Investments                     409,579       357,988

    Loans Receivable                               2,595,865     2,400,558
                                                   _________     _________
      Total Long-Term Assets                       3,005,444     2,758,546
                                                   _________     _________
      TOTAL ASSETS                              $ 10,455,940  $  9,068,788
                                                   =========     =========


                                -UNAUDITED-
            See Notes to the Consolidated Financial Statements





                                    -3-

                       MONMOUTH CAPITAL CORPORATION
                   CONSOLIDATED BALANCE SHEETS (CONT'D.)
                AS OF SEPTEMBER 30, 2000 AND MARCH 31, 2000


                                                 September 30,   March 31,
                                                     2000          2000
                                                  _________      _________
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts Payable and Accrued Expenses        $    574,046  $    460,012
   Loans Payable                                   2,632,716     1,388,693
   Inventory Financing                             1,542,571     1,875,811
                                                   _________     _________
      Total Current Liabilities                    4,645,844     3,724,516

Other Liabilities                                     76,259        70,393
                                                   _________     _________
      Total Liabilities                            4,722,103     3,794,909
                                                   _________     _________
Shareholders' Equity:
   Common Stock (par value $1.00 per share;
      authorized 10,000,000 shares; issued
      and outstanding 1,522,280 shares             1,522,280     1,522,280
   Additional Paid-In Capital                      3,319,346     3,319,346
   Unrealized Investment Gain (Loss)                 472,354      (32,829)
   Retained Earnings                                 419,857       465,082
                                                   _________     _________
      Total Shareholders' Equity                   5,733,837     5,273,879
                                                   _________     _________
      TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                   $ 10,455,940  $  9,068,788
                                                  ==========    ==========




                                -UNAUDITED-
            See Notes to the Consolidated Financial Statements





                                    -4-

                       MONMOUTH CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME
        FOR THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                               THREE MONTHS              SIX MONTHS
                           9/30/00     9/30/99      9/30/00     9/30/99
                          _________   _________    _________   _________
Income:
 Sales of
  Manufactured Homes    $ 1,180,458 $ 1,198,126  $ 2,216,928 $ 2,443,862
 Interest and               208,993      83,307      388,821     171,061
  Dividend Income
 Rental Income                7,373      44,695        7,373      87,019
 Other Income                67,401      36,259       97,172      63,992
                          _________   _________    _________   _________
   Total Income           1,464,225   1,362,387    2,710,294   2,765,934
                          _________   _________    _________   _________
Expenses:
 Cost of Sales of
   Manufactured Homes     1,014,524   1,005,158    1,935,831   1,961,413
 Selling Expense            100,301     124,231      185,383     207,422
 Salaries and                56,020      66,108      122,753     142,629
  Employee Benefits
   Professional Fees         28,179      14,982       72,295      52,064
 Interest Expense            99,495      37,762      175,981      81,122
 Other Expenses             136,714     148,975      263,276     337,100
                          _________   _________    _________   _________
   Total Expenses         1,435,233   1,397,216    2,755,519   2,781,750
                          _________   _________    _________   _________
Income (Loss) Before
 Income Taxes                28,992    (34,829)     (45,225)    (15,816)
Income Taxes                    -0-       4,400          -0-         -0-
                          _________   _________    _________   _________
NET INCOME (LOSS)       $    28,992 $  (30,429)  $  (45,225) $  (15,816)
                          =========   =========    =========   =========

NET INCOME(LOSS) PER
 SHARE - BASIC
 AND DILUTED            $      0.02 $    (0.02)  $    (0.03) $    (0.01)
                          =========   =========    =========   =========
WEIGHTED AVERAGE
 SHARES OUTSTANDING       1,522,280   1,514,073    1,522,280   1,514,021
                          =========   =========    =========   =========


                                -UNAUDITED-
              See Notes to Consolidated Financial Statements


                                    -5-

                       MONMOUTH CAPITAL CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOW
            FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                       2000          1999
                                                    _________     _________
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Loss                                         $   (45,225) $   (15,816)
 Depreciation and Amortization                          21,300       28,882
 Gain on Sale of Securities
     Available for Sale                                (4,714)          -0-
 Changes In Operating Assets and Liabilities:
     Accounts Receivable                                91,102       72,902
     Interest Receivable                                18,024          -0-
     Inventory                                         466,182      684,861
     Prepaid Expenses and Other Current Assets           6,199        9,262
     Accounts Payable and Accrued Expenses             114,034     (74,276)
     Other Liabilities                                   5,866      (5,364)
                                                     _________    _________
Net Cash Provided by Operating Activities              672,768      700,451
                                                     _________    _________
CASH FLOWS FROM INVESTING ACTIVITIES
 Loans Made                                          (499,348)    (360,497)
 Collections and Other Decreases
     in Loans Receivable                               269,054      395,050
 Purchase of Securities Available for Sale         (1,486,526)          -0-
 Sales and Other Decreases in
     Securities Available for Sale                      60,577       34,566
 Additions to Building, Improvements
     and Equipment                                    (72,891)    (174,924)
                                                     _________    _________
Net Cash Used by Investing Activities              (1,729,134)    (105,805)
                                                     _________    _________
CASH FLOWS FROM FINANCING ACTIVITIES
 Net Increase (Decrease) in Loans Payable
     and Inventory Financing                           910,783    (463,118)
 Proceeds from the Issuance of
     Class A Common Stock                                  -0-          501
                                                     _________    _________
Net Cash Provided (Used) by Financing Activities       910,783    (462,617)
                                                     _________    _________
Net Increase (Decrease) in Cash                      (145,583)      132,029
Cash at Beginning of Year                              207,943      102,599
Cash at End of Year                                  _________    _________
                                                  $     62,360 $    234,628
                                                     =========    =========

                                -UNAUDITED-
            See Notes to the Consolidated Financial Statements

                                    -6-

                       MONMOUTH CAPITAL CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 2000

NOTE 1 - ACCOUNTING POLICY

The interim consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2000 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited financial statements and notes thereto included in the annual report of Monmouth Capital Corporation (the Company) for the year ended March 31, 2000 have been omitted.

NOTE 2 - SECURITIES AVAILABLE FOR SALE AND LOANS PAYABLE

During the six months ended September 30, 2000, the Company purchased $1,486,526 of securities on margin. The margin loan is at 8% and due on demand.

NOTE 3 - LOANS RECEIVABLE

In  conjunction  with  the  sale  of manufactured  homes,   loans  totaling
$499,348 were made for the six months ended September 30, 2000. Loans are primarily at 10%-15% for fifteen years and secured by the homes.

Collections and other decreases of loans receivable totaled $269,054 for the six months ended September 30, 2000.

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and taxes for the six months ended September 30, 2000 and 1999 were as follows:

                           2000             1999

     Interest            $ 175,981      $  81,122
     Taxes                   3,819         10,924

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

Net cash provided by operating activities for the six months ended September 30, 2000 was relatively stable as compared to the six months ended September 30, 1999. Inventory decreased by $466,182.

Securities available for sale increased by $1,935,846 primarily as a result of new purchases. As an interim measure, the Company is investing in securities of REITs. Based on current market conditions, management believes that the prices of those REIT shares are at a discount from the value of the underlying properties.

Loans Receivable increased by $230,294 during the six months ended September 30, 2000. This was the result of new loans made of $499,348 offset by collections and other decreases of $269,054.

Loans Payable and Inventory Financing increased by $910,783 during the six months ended September 30, 2000. This was primarily the result of the purchases of securities available for sale on margin.


MATERIAL CHANGES IN RESULTS OF OPERATIONS

Income is comprised primarily of sales of manufactured homes and interest and dividend income. Sales of manufactured homes remained relatively stable for the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999. Sales of manufactured homes amounted to $2,216,928 and $2,443,862 for the six months ended September 30, 2000 and 1999, respectively. This decrease was primarily due to the closing of certain unprofitable sales locations.

Interest and dividend income increased by $125,686 and $217,760, respectively, for the quarter and six months ended September 30, 2000 as compared to the quarter and six months ended September 30, 1999. This was primarily due to purchases of securities available for sale.

                       MONMOUTH CAPITAL CORPORATION
                    MANAGEMENT DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONT'D)

Rental income decreased by $37,322 and $79,646, respectively, for the quarter and six months ended September 30, 2000 as compared to the quarter and six months ended September 30, 1999. This was a result of the sale of the Bethlehem, Pennsylvania building in March 2000.

Cost of sales of manufactured homes expense remained relatively stable for the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999. Cost of sales of manufactured homes expense decreased from $1,961,413 for the six months ended September 30, 1999 to $1,935,831 for the six months ended September 30, 2000. This was primarily due to a decrease in sales. The Company has also experienced a decrease in the gross margin. The Company has reduced sales prices in certain locations to reduce inventory.

Selling expense, Salaries and employee benefits and Professional fees remained relatively stable for the quarter and six months ended September 30, 2000 as compared to the quarter and six months ended September 30, 1999.

Interest expense increased from $37,762 for the quarter ended September 30, 1999 to $99,495 for the quarter ended September 30, 2000 and from $81,122 for the six months ended September 30, 1999 to $175,981 for the six months ended September 30, 2000. This was primarily the result of the purchases of securities available for sale on margin.

Other expenses remained relatively stable for the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999. Other expenses decreased by $73,824 for the six months ended September 30, 2000 as compared to the six months ended September 30, 1999 primarily due to the sale of the Bethlehem, Pennsylvania building and to the closing of certain sales locations.

LIQUIDITY AND CAPITAL RESOURCES

The Company sells and finances manufactured homes and maintains a portfolio of securities available for sale of approximately $5,000,000. The Company has a $2,500,000 line of credit to finance its inventory purchases. As of September 30, 2000, $1,542,571 of the line was utilized. The margin loan on the securities available for sale amounted to $2,632,716 as of September 30, 2000.

The  Company's  ability to generate adequate cash  to  meet  its  needs  is dependent primarily on the success of the sale and financing of manufactured homes, collections on receivables, liquidity of the securities portfolio, availability of bank borrowings, the Dividend Reinvestment and Stock Purchase Plan and access to the capital markets.

                       MONMOUTH CAPITAL CORPORATION
                        PART II - OTHER INFORMATION
                 FOR THE QUARTER ENDED SEPTEMBER 30, 2000





     Item 1 - Legal Proceedings - None

     Item 2 - Changes in Securities - None

     Item 3 - Defaults Upon Senior Securities - None

     Item 4 - Submission of Matters to a Vote of Security Holders -

     The annual meeting of shareholders was held on September 21, 2000 to elect a Board of Directors for the ensuing year and to approve the selection of independent auditors. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934.

     Item 5 - Other Information - None

     Item 6 - Exhibits and Reports on Form 8-K - None

                             SIGNATURES



     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MONMOUTH CAPITAL CORPORATION




     Date:  November 10, 2000       By:  /s/ Eugene W. Landy
                                             EUGENE W. LANDY
                                             President


     Date:  November 10, 2000       By:  /s/ Anna T. Chew
                                             ANNA T. CHEW
                                             Controller