Form 10-Q
period 2000-12-31
MONMOUTH CAPITAL CORP
filed 2001-02-14
CIK 67618

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

(Mark One)

(  X  )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE ECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

OR

(    )   TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15  (d)
OF THE  ECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ____________   to  _____________

For the Quarter ended                    Commission File No.
  December 31, 2000                             0-24282

                  MONMOUTH CAPITAL CORPORATION
     (Exact Name of Registrant as Specified in its Charter)

               New Jersey                         21-0740878
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)               Identification No.)

Juniper Business Plaza, 3499 Route 9 North, Suite 3-C, Freehold,
                            NJ 07728
 (Address of Principal Executive Office)              (Zip Code)

Registrant's telephone number, including area code: (732) 577-9981
_________________________________________________________________
Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

The number of shares or other units outstanding of each of the issuer's classes of securities as of February 8, 2001 was 1,573,790 shares.

                  MONMOUTH CAPITAL CORPORATION
             FOR THE QUARTER ENDED DECEMBER 31, 2000


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

                  MONMOUTH CAPITAL CORPORATION
                   CONSOLIDATED BALANCE SHEETS
           AS OF DECEMBER 31, 2000 AND MARCH 31, 2000


                                     December 31,        March 31,
                                         2000              2000
ASSETS

Current Assets:
   Cash                             $      60,062    $      207,943
   Accounts Receivable                    135,455           112,574
    Interest Receivable                       -0-            18,024
   Securities Available for Sale,
     at Fair Value                      5,118,425         3,073,907
   Inventory                            2,421,444         2,750,941
   Prepaid Expenses and Other
     Current Assets                        39,852            42,607
   Current Portion of Loans
     Receivable                           139,898           104,246
                                       __________        __________
      Total Current Assets              7,915,136         6,310,242
                                       __________        __________
Long-Term Assets:
   Real Estate Investments:
   Land                                    11,065            11,065
   Building, Improvements and
    Equipment net of accumulated
    Depreciation of  $123,703 and
    $99,268, respectively                 345,797           346,923
                                       __________        __________
   Total Real Estate Investments          356,862           357,988

    Loans Receivable                    2,740,584         2,400,558
                                       __________        __________
      Total Long-Term Assets            3,097,446         2,758,546
                                       __________        __________
      TOTAL ASSETS                  $  11,012,582    $    9,068,788
                                       ==========        ==========




                           -UNAUDITED-
       See Notes to the Consolidated Financial Statements

                  MONMOUTH CAPITAL CORPORATION
              CONSOLIDATED BALANCE SHEETS (CONT'D.)
           AS OF DECEMBER 31, 2000 AND MARCH 31, 2000


                                       December 31,        March 31,
                                           2000              2000

LIABILITIES AND
  SHAREHOLDERS'EQUITY

Current Liabilities:
   Accounts Payable and Accrued
     Expenses                        $      635,131    $     460,012
   Loans Payable                          2,869,393        1,388,693
   Inventory Financing                    1,879,929        1,875,811
                                         __________       __________
      Total Current Liabilities           5,384,453        3,724,516

Other Liabilities                            76,466           70,393
                                         __________       __________
      Total Liabilities                   5,460,919        3,794,909
                                         __________       __________
Shareholders' Equity:
   Common Stock (par value $1.00
     per share; authorized
     10,000,000 shares; issued and
     outstanding 1,559,062 and
     1,522,280 shares, respectively)      1,559,062        1,522,280
   Additional Paid-In Capital             3,383,714        3,319,346
   Unrealized Investment Gain(Loss)         234,498         (32,829)
   Retained Earnings                        374,389          465,082
                                         __________       __________
      Total Shareholders' Equity          5,551,663        5,273,879
                                         __________       __________
      TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY        $   11,012,582    $   9,068,788
                                         ==========       ==========



                           -UNAUDITED-
       See Notes to the Consolidated Financial Statements

                  MONMOUTH CAPITAL CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME
   FOR THREE AND NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999

                                 THREE MONTHS                 NINE MONTHS

                                12/31/00     12/31/99      12/31/00     12/31/99
Income:
   Sales of
      Manufactured Homes   $ 1,315,205  $ 1,517,996   $ 3,532,133  $ 3,961,858
   Interest and Dividend
      Income                   231,674       83,678       620,495      254,739
   Rental Income                 2,014       47,926         9,387      134,945
   Other Income                 15,734       23,577       112,906       87,569
                             _________    _________     _________    _________
      Total Income           1,564,627    1,673,177     4,274,921    4,439,111
                             _________    _________     _________    _________
Expenses:
   Cost of Sales of
      Manufactured Homes     1,158,309    1,297,324     3,094,140    3,258,737
   Selling Expense             100,444      131,332       285,827      338,754
   Salaries and Employee
      Benefits                  48,575       85,233       171,328      227,862
   Professional Fees            22,317       25,101        94,612       77,165
   Interest Expense             95,696       24,721       271,677      105,843
   Other Expenses              108,631      149,745       371,907      486,845
                             _________    _________     _________    _________
      Total Expenses         1,533,972    1,713,456     4,289,491    4,495,206
                             _________    _________     _________    _________
NET INCOME (LOSS)          $    30,655  $  (40,279)   $  (14,570)  $  (56,095)
                             =========    =========     =========    =========
NET INCOME (LOSS) PER
SHARE -
   BASIC AND DILUTED       $      0.02  $    (0.03)   $    (0.01)  $    (0.04)
                             =========    =========     =========    =========
WEIGHTED AVERAGE
   SHARES OUTSTANDING        1,531,476    1,516,034     1,525,958    1,514,821
                             =========    =========     =========    =========





                           -UNAUDITED-
         See Notes to Consolidated Financial Statements

                  MONMOUTH CAPITAL CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOW
       FOR THE NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999

                                               2000           1999
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                              $    (14,570)   $  (56,095)
   Depreciation and Amortization                31,950        41,128
   Gain on Sale of Securities                  (6,972)
     Available for Sale                                          -0-
   Changes In Operating Assets and
     Liabilities:
         Accounts Receivable                  (22,881)        30,148
         Interest Receivable                    18,024           -0-
         Inventory                             329,497       705,749
         Prepaid Expenses and Other
           Current Assets                        2,755        10,537
         Accounts Payable and Accrued
           Expenses                            175,119      (13,413)
         Other Liabilities                       6,073        30,619
                                             _________     _________
Net Cash Provided by Operating
    Activities                                 518,995       748,673
                                             _________     _________
CASH FLOWS FROM INVESTING ACTIVITIES
   Loans Made                                (800,710)     (150,965)
   Collections and Other Decreases in
     Loans Receivable                          425,032       289,312
   Purchase of Securities Available
     for Sale                              (1,839,170)     (699,533)
   Sales and Other Decreases in
     Securities Available for Sale              68,951        46,045
   Additions to Building, Improvements
     and Equipment                            (72,891)     (178,441)
   Sales of Building, Improvements and
     Equipment                                  42,067           -0-
                                             _________     _________
Net Cash Used by Investing Activities      (2,176,721)     (693,582)
                                             _________     _________
CASH FLOWS FROM FINANCING ACTIVITIES

   Net Increase (Decrease) in Loans
      Payable  and Inventory Financing       1,484,818      (41,897)
   Dividends Paid                             (54,973)      (54,142)
   Proceeds from the Issuance of Class
      A Common Stock                            80,000           501
                                             _________     _________
Net Cash Provided (Used) by Financing
      Activities                             1,509,845      (95,538)
                                             _________     _________
Net Increase (Decrease) in Cash              (147,881)      (40,447)
Cash at Beginning of Year                      207,943       102,599
                                             _________     _________
Cash at End of Year                      $      60,062   $    62,152
                                              ========      ========

                           -UNAUDITED-
       See Notes to the Consolidated Financial Statements

                  MONMOUTH CAPITAL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000


NOTE 1 - ACCOUNTING POLICY

The interim consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2000 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited financial statements and notes thereto included in the annual report of Monmouth Capital Corporation (the Company) for the year ended March 31, 2000 have been omitted.

NOTE 2 - NET INCOME PER SHARE

Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. There were no options included in the diluted weighted average shares outstanding for the quarter and nine months ended December 31, 2000 and 1999. Options for 90,000 and 70,000 shares, respectively, were excluded for the three and nine months ended December 31, 2000 and 1999 since they were anti-dilutive.

NOTE 3 - COMPREHENSIVE INCOME (LOSS)

Total  comprehensive  income (loss), including  unrealized  gains
(loss) on securities available for sale, amounted to ($207,201) and $252,757 for the quarter and nine months ended December 31, 2000, respectively, and ($51,895) and ($79,740) for the quarter and nine months ended December 31, 1999, respectively.

NOTE 4 - SECURITIES AVAILABLE FOR SALE AND LOANS PAYABLE

During the nine months ended December 31, 2000, the Company purchased $1,839,170 of securities on margin. The margin loan is at 8% and due on demand.

NOTE 5 - LOANS RECEIVABLE

In conjunction with the sale of manufactured homes, loans totaling $800,710 were made for the nine months ended December
31, 2000. Loans are primarily at 10%-15% for fifteen years and secured by the homes.

Collections  and  other  decreases of  loans  receivable  totaled
$425,032 for the nine months ended December 31, 2000.

                  MONMOUTH CAPITAL CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                        DECEMBER 31, 2000


NOTE 6 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

On December 15, 2000, the Company paid $76,123 as a dividend of $.05 per share to shareholders of record November 15, 2000.

For the nine months ended December 31, 2000, the Company received
$101,150  from the Dividend Reinvestment and Stock Purchase  Plan
(DRIP). There were 36,782 shares issued, resulting in 1,559,062 shares outstanding.

NOTE 7 - EMPLOYEE STOCK OPTIONS

During the nine months ended December 31, 2000, the following stock options were granted:

     Date of   Number of     Number of       Option    Expiration
      Grant    Employees      Shares         Price       Date

     10/04/00      2          20,000          2.625    10/04/05

As of December 31, 2000, there were options outstanding to purchase 90,000 shares and 210,000 shares available for grant under the Company's Stock Option Plan.

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash  paid  for  interest and taxes for  the  nine  months  ended
December 31, 2000 and 1999 were as follows:

                           2000             1999

     Interest            $ 271,677      $ 105,843
     Taxes                   3,819         17,600

                  MONMOUTH CAPITAL CORPORATION
              MANAGEMENT'S DISCUSSION AND  ANALYSIS
        OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


MATERIAL CHANGES IN FINANCIAL CONDITION

During fiscal 2000, the Company announced that it will exit the manufactured home sales business since it has not proven to be profitable. The sales operations were conducted at manufactured home communities owned by United Mobile Homes, Inc. (UMH), a related real estate investment trust (REIT). Effective April 1, 2001, the Company anticipates that UMH will take over the sales operation, including inventory and possibly the manufactured home loans receivable.

Net cash provided by operating activities for the nine months ended December 31, 2000 amounted to $518,995 as compared to $748,673 for the nine months ended December 31, 1999. This decrease was primarily due to a large decrease in manufactured home inventory during 1999. Inventory decreased by $329,497 during the nine months ended December 31, 2000 as compared to a decrease in inventory of $705,749 during the nine months ended December 31, 1999.

Securities available for sale increased by $2,044,518 primarily as a result of new purchases. As an interim measure, the Company is investing in securities of REITs. Based on current market conditions, management believes that the prices of those REIT shares are at a discount from the value of the underlying properties.

Loans  Receivable increased by $375,678 during  the  nine  months ended  December 31, 2000.  This was the result of new loans  made
of   $800,710  offset  by  collections  and  other  decreases  of
$425,032.

Loans  Payable  and Inventory Financing increased  by  $1,484,818
during  the  nine  months  ended December  31,  2000.   This  was
primarily the result of the purchases of securities available for sale on margin.


MATERIAL CHANGES IN RESULTS OF OPERATIONS

Income is comprised primarily of sales of manufactured homes and interest and dividend income. Sales of manufactured homes amounted to $1,315,205 and $3,532,133 for the quarter and nine months ended December 31, 2000, respectively, as compared to $1,517,996 and $3,961,858 for the quarter and nine months ended December 31, 1999, respectively. This decrease was primarily due to an overall downturn in the manufactured home business.

Interest and dividend income increased by $147,996 and $365,756, respectively, for the quarter and nine months ended December 31, 2000 as compared to the quarter and nine months ended December 31, 1999. This was primarily due to purchases of securities available for sale.

                  MONMOUTH CAPITAL CORPORATION
               MANAGEMENT DISCUSSION AND ANALYSIS
   OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONT'D)


Rental income decreased by $45,912 and $125,558, respectively, for the quarter and nine months ended December 31, 2000 as compared to the quarter and nine months ended December 31, 1999. This was a result of the sale of the Bethlehem, Pennsylvania building in March 2000.

Cost of sales of manufactured homes expense and selling decreased for the quarter and nine months ended December 31, 2000 as compared to the quarter and nine months ended December 31, 1999. This was primarily due to the decrease in sales. The Company has also experienced a decrease in the gross margin. The Company has reduced sales prices in certain locations to reduce aged inventory.

Salaries and employee benefits and Professional fees totaled $70,892 and $265,940, respectively, for the quarter and nine months ended December 31, 2000 as compared to $110,334 and $305,027, respectively, for the quarter and nine months ended December 31, 1999. This decrease was due to a decrease in personnel in the third quarter of fiscal 2001.

Interest expense increased from $24,721 for the quarter ended December 31, 1999 to $95,696 for the quarter ended December 31, 2000 and from $105,843 for the nine months ended December 31, 1999 to $271,677 for the nine months ended December 31, 2000.
This was primarily the result of the purchases of securities available for sale on margin.

Other expenses decreased by $41,114 and $114,938, respectively, for the quarter and nine months ended December 31, 2000 as compared to the quarter and nine months ended December 31, 1999 This was primarily due to the sale of the Bethlehem, Pennsylvania building and to the closing of certain sales locations.

LIQUIDITY AND CAPITAL RESOURCES

The Company sells and finances manufactured homes and maintains a portfolio of securities available for sale of approximately $5,000,000. The Company has a $2,500,000 line of credit to finance its inventory purchases. As of December 31, 2000, $1,879,929 of the line was utilized. The margin loan on the securities available for sale amounted to $2,869,393 as of December 31, 2000.

The Company's ability to generate adequate cash to meet its needs is dependent primarily on the success of the sale and financing of manufactured homes, collections on receivables, liquidity of the securities portfolio, availability of bank borrowings, the Dividend Reinvestment and Stock Purchase Plan and access to the capital markets.

                  MONMOUTH CAPITAL CORPORATION
                   PART II - OTHER INFORMATION
             FOR THE QUARTER ENDED DECEMBER 31, 2000





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


                                    MONMOUTH CAPITAL CORPORATION




     Date:  February 12, 2001        By:  /s/ Eugene W. Landy
                                          EUGENE W. LANDY
                                          President



     Date:  February 12, 2001        By:  /s/ Anna T. Chew
                                          ANNA T. CHEW
                                          Controller