Form 10-K
period 2001-03-31
MONMOUTH CAPITAL CORP
filed 2001-06-29
CIK 67618

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
           		WASHINGTON, D.C.  20549

                         FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (C) OF THE
	SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended March 31, 2001

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


Registrant's telephone number, including area code: (732) 577-9993 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
  Common Stock $1.00 par value

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

The aggregate market value of voting stock held by non-affiliates of the Registrant was $3,577,074 (based on 1,237,742 shares of common stock at $2.89 per share, the closing price on June 14,
2001).

The number of shares outstanding of issuer's common stock as of June 14, 2001 was 1,573,790 shares.

                             PART I

ITEM 1.   BUSINESS

General Development of Business

      Monmouth Capital Corporation (the Company) is a corporation organized in the State of New Jersey. The Company commenced operations in 1961.

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

Narrative Description of the Business

      During fiscal 1994, the Company formed a wholly-owned subsidiary, The Mobile Home Store, Inc., to finance and sell manufactured homes. This sales operation was conducted at manufactured home communities owned by United Mobile Homes, Inc. (United), a related real estate investment trust (REIT). On March 30, 2001, the Company sold all of its existing inventory to United at the Company's carrying value. The Company exited the manufactured home sales business since it proved to be unprofitable.

      On  March  31,  1994, the Company purchased  a  net  leased industrial building in Bethlehem, Pennsylvania. During fiscal 2000, this building was sold at a gain of $245,419. As an interim measure, the Company is investing in securities of REITs. Based on current market conditions, management believes that the prices of those REIT shares are at a discount from the value of the underlying properties. The Company has also invested in mortgage backed securities issued by the Federal National Mortgage Association. The Company has purchased these securities on margin since the interest and dividend yields exceed the cost of funds. Such securities are subject to risk arising from adverse changes in market rates and prices, primarily interest rate risk relating to debt securities and equity price risk relating to equity securities.

      The  Company  is  considering operating as  a  hybrid  REIT investing in (a) real estate equities; (b) mortgages; (c) mortgage backed securities; and (d) other REIT securities. The Company intends to change its fiscal year and may take other steps to qualify as a REIT and not be classified as an investment company. The Company's capital is limited, and there is no assurance the Company can or will operate as a hybrid REIT. The Company will consider alternative plans or proposals.

Management

      The management of the Company currently operates Monmouth Real Estate Investment Corporation (MREIC) and United, two REITs. MREIC is now specializing in net leased industrial properties to rated tenants on medium term leases. United specializes in investments in manufactured home communities. It is intended that the Company will invest in real estate ventures that do not qualify under the investment objectives of MREIC and United. To the extent that there may be conflicts of interest as to prospective investments, the Company may be deprived of investment opportunities.

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

Number of Employees

      At March 31, 2001, the Company had six full-time employees.
A Board of Directors consisting of seven directors is responsible for the general policies of the Company.

ITEM 2.   PROPERTIES

       The Company had one property, located in Bethlehem, Pennsylvania. This property was sold in fiscal 2000.

ITEM 3.   LEGAL PROCEEDINGS

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None.

                             PART II

ITEM  5.    MARKET  FOR  REGISTRANT'S COMMON EQUITY  AND  RELATED
STOCKHOLDER MATTERS

      Prior to October 19, 1995, the shares of the Company were traded on the over-the-counter market. As of October 19, 1995, the Company's shares are traded on the National Association of Securities Dealers Automatic Quotations (NASDAQ). Small Capitalization market under the symbol "MONM". The per share range of high and low market during each quarter of the last three fiscal years were as follows:

              2001-2000        	2000-1999          1999-1998
             Market Price          Market Price      Market Price
              Low     High         Low     High      Low     High


 First       2-7/16    3          2-3/4   2-3/8     3-1/2   2-3/4
 Second      2-3/8   2-3/4        2-3/4   2-1/8     3-3/8   2-3/4
 Third       2-7/16  2-7/8        2-5/8   2-1/4       4     2-1/2
 Fourth      2-7/16  3-1/2        2-5/8  2-5/16     3-7/8   2-1/2


      The over-the-counter market quotations reflect the inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

      As of March 31, 2001, there were approximately 407 holders of the Company's common stock based on the number of record owners.

      For the years ended March 31, 2001, 2000 and 1999, total dividends paid by the Company amounted to $76,123 or $.05 per share, $75,710 or $.05 per share and $74,666 or $.05 per share, respectively.

       Future dividend policy will depend on the Company's earnings, capital requirements, financial condition, availability and cost of bank financing and other factors considered relevant by the Board of Directors.


ITEM 6	SELECTED FINANCIAL DATA
               			FOR THE YEARS ENDED MARCH 31,


                      2001        2000        1999       1998      1997


Income Statement Data:

Total Income       $5,831,320  $5,453,916 $5,965,265 $4,288,031 $2,788,741

Total Expenses      5,906,020   5,685,135  6,178,666  4,242,531  2,769,531

Gain on Sale of
  Real Estate
  Investments             -0-     245,419        -0-       -0-        -0-

Income Taxes              -0-         -0-        -0-     34,239      6,700

Net Income (Loss)    (74,700)      14,200  (213,401)     11,261     12,510

Net Income (Loss)
  Per Share            (0.05)        0.01     (0.14)      0.01       0.01

==========================================================================

Balance Sheet Data:

Total Assets      $15,494,536  $9,068,788 $7,760,765 $6,855,686 $5,994,684

Shareholders'
  Equity            6,463,842   5,273,879  5,348,223 5,518,321  5,342,174

==========================================================================

Cash Dividends
  Per Share             $0.05       $0.05      $0.05     $0.05      $0.05


Average Number of
  Shares
  Outstanding       1,534,759   1,516,528  1,496,727 1,458,811  1,217,129



					-5-


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION

Liquidity and Capital Resources

      Net cash provided by operating activities for the years ended March 31, 2001 and 2000 amounted to $178,452 and $553,657, respectively as compared to net cash used by operating activities of $870,704 for the year ended March 31, 1999. The decrease in fiscal 2001 in net cash provided by operating activities was due primarily to the decrease in accounts payable and accrued expenses. The increase in fiscal 2000 in net cash provided by operating activities was due primarily to a decrease in inventory and an increase in accounts payable for the year.

      Securities available for sale increased by $9,203,391 primarily as a result of new purchases. These funds were made available by the sale of inventory, building, equipment and rental homes. As an interim measure, the Company is investing in securities of REITs. Based on current market conditions, management believes that the prices of those REIT shares are at a discount from the value of the underlying properties. The Company has also invested in mortgage backed securities issued by the Federal National Mortgage Association.

      Inventory decreased by $2,750,941. On March 30,  2001,  the
Company  exited  the  manufactured  home  sales  business.    The
remaining inventory of $2,261,624 was sold to United at carrying value.

      Buildings, improvements and equipment decreased by $346,923
during  fiscal  2001.   This was due primarily  to  the  sale  of
equipment and  rental homes to United at carrying value.

      Loans receivable increased by $543,904 during fiscal  2001.
This increase was the result of new loans of $1,291,195 offset by principal repayments and other decreases of $793,403.

      Loans  payable increased by $7,484,872 during fiscal  2001.
This represents the margin loans on securities available for sale. The Company purchased these securities on margin since the interest and dividend yields exceed the cost of funds.

     Inventory  financing decreased by $1,875,811  during  fiscal
2001 as a direct result of the Company exiting the manufactured home sales business. This loan was assumed by United.

Results of Operations

Fiscal 2001 vs. 2000

     Income is comprised primarily of sales of manufactured homes by The Mobile Home Store, Inc. (MHS), the Company's wholly owned subsidiary, interest income and rental income. Sales of manufactured homes remained relatively stable during fiscal 2001.

      Interest  and dividend income increased by $487,069  during
fiscal   2001  primarily  due  to  the  purchases  of  securities
available for sale.

       Rental income decreased by $173,937 in fiscal 2001, primarily due to the sale of the Bethlehem, Pennsylvania net-leased industrial building.

      Other income increased from $121,012 in fiscal 2000 to $154,239 in fiscal 2001 due primarily to an increase in the gain on sales of securities available for sale. Gain on sales of securities available for sale increase from $16,841 in fiscal 2000 to $31,598 in fiscal 2001.

     Cost of manufactured home sales increased from $3,974,912 in fiscal 2000 to $4,192,175 in fiscal 2001. Selling expense decreased from $474,134 in fiscal 2000 to $425,620 in fiscal 2001. These changes are directly attributable to the change in sales of manufactured homes.

      Salaries and employee benefits decreased from $315,290 in fiscal 2000 to $254,518 in fiscal 2001. This was due primarily to fewer employees as a result of the exiting of the manufactured home sales business.

      Professional fees remained relatively stable during  fiscal
2001.

      Interest expense increased from $152,509 in fiscal 2000  to
$364,690  in fiscal 2001.   This increase was due to the purchase
of securities for sale on margin.

      Other expenses decreased from $641,991 in fiscal 2000 to $539,427 in fiscal 2001 due primarily to MHS exiting the manufactured home sales business.

     The gain on sale of real estate investment of $245,419 in fiscal 2000 was due to the sale of the Bethlehem, Pennsylvania net-leased industrial building on March 1, 2000.

Results of Operations

Fiscal 2000 vs. 1999

        Sales of manufactured homes decreased from $5,396,530 in fiscal 1999 to $4,759,648 in fiscal 2000. This was primarily due to the closing of certain unprofitable sales locations.

      Interest  and  dividend income increased by $57,412  during
fiscal   2000  primarily  due  to  the  purchases  of  securities
available for sale.

       Rental   income,  primarily  related  to  the   Bethlehem,
Pennsylvania net-leased industrial building, increased by $29,613 during fiscal 2000. This was primarily a result of an increase in reimbursable expenses.

      Other income increased from $82,503 in fiscal 1999 to $121,012 in fiscal 2000 due primarily to increased income received for retail loan volume. Other income in fiscal 2000 also included a gain on sale of securities available for sale of $16,841.

     Cost of manufactured home sales decreased from $4,442,148 in fiscal 1999 to $3,974,912 in fiscal 2000. Selling expense decreased from $490,771 in fiscal 1999 to $474,134 in fiscal 2000. These changes are directly attributable to the change in sales of manufactured homes.

       Salaries and employee benefits and professional fees remained relatively stable during fiscal 2000.

      Interest expense increased from $130,706 in fiscal 1999 to $152,509 in fiscal 2000. This increase was due to the purchase of securities for sale on margin.

      Other  expenses  remained relatively stable  during  fiscal
2000.

      The gain on sale of Real Estate Investment of $245,419 in fiscal 2000 was due to the sale of the Bethlehem, Pennsylvania net-leased industrial building on March 1, 2000.

Safe Harbor Statement

     This Form 10-K contains various "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words "may", "will", "expect", "believe", "anticipate", "should", "estimate", and similar expressions identify forward-looking statements. These forward looking statements reflect the Company's current views with respect to future events and finance performance, but are based upon current assumptions regarding the Company's operations, future results and prospects, and are subject to many uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements.

     Such factors include, but are not limited to, the following:
(i) changes in the general economic climate, including interest rates; (ii) increased competition in the geographic areas in which the Company operates; and (iii) changes in government laws. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events, or otherwise.


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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          None.
					-9-

					PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND AFFILIATED ENTITY OF
          THE REGISTRANT

      Several of the Directors and Officers of the Company also serve as directors of Monmouth Real Estate Investment Corporation
(MREIC) and United Mobile Homes, Inc. (United), both publicly-owned real estate investment trusts.

                                                  Director since/
                    Principal Occupation          Shares Owned
Name, Age and Title   Past Five Years             % of Total

Ernest V.           Treasurer and Director        1961
Bencivenga          of MREIC;                     Owns 6,533 shs
(83)                Secretary/Treasurer and       .41 % (1)
                    Director of United.

Anna T. Chew        Certified Public              1994
(43)                Accountant; Vice              Owns 8,654 shs
Vice President      President, Chief              .55 % (2)
and Director        Financial Officer and
                    Director of United;
                    Controller and Director
                    of MREIC.

Charles P.          Self-employed investor;       1970
Kaempffer           Director of MREIC,            Owns 15,331 shs
(64)                United and Community          .97 % (3)
Director            Bank of New Jersey.


Eugene W. Landy     Attorney;  President of       1961
(67)                MREIC; Chairman of the        Owns 227,384
President           Board of United.              shs
and Director                                      14.45 % (4)

Samuel A. Landy     Attorney;  President and      1994
(40)                Director of United;           Owns 60,560 shs
Director            Director of MREIC.            3.85 % (5)

Eugene Rothenberg   Obstetrician and              2001
(68)                Gynecologist;                 Owns 600 shs
Director            Investor                      .04 %

                                                  Director since/
                    Principal Occupation          Shares Owned
Name, Age and Title   Past Five Years             % of Total

Robert G. Sampson   Self-employed investor;       1963
(75)                Director of MREIC and United; Owns 16,986 shs
Director            General Partner for Sampco,   1.08  %
                    Ltd.


(1)  Includes 5,162 shares held by Mr. Bencivenga's wife.

(2)  Held jointly with Ms. Chew's husband.

(3)   Includes (a) 726 shares in joint name with Mrs.  Kaempffer;
(b) 270 shares held by Mr. Kaempffer's wife; and (c) 7,000 shares in joint name with Mrs. Kaempffer held as Trustees for Defined
Benefit Pension Plan.

(4) Includes (a) 7,321 shares held by Mr. Landy's wife; (b) 32,836 shares held in the Landy & Landy Employees' Pension Plan, of which Mr. Landy is a Trustee with power to vote; (c) 69,053 shares held in the Landy & Landy Employees' Profit Sharing Plan, of which Mr. Landy is Trustee with power to vote; and (d) 14,545 shares held by Landy Investments, Ltd. of which Mr. Landy has power to vote.

(5) Includes (a) 12,297 shares held by Mr. Landy's wife; (b) 13,411 shares in custodial accounts for Mr. Landy's children under the Uniform Gift to Minor's Act in which he disclaims any beneficial interest, but has power to vote; and (c) 24,132 shares in the Samuel Landy Family Limited Partnership.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

      The following Summary Compensation Table shows compensation paid by the Company to its chief executive officer for services rendered during the fiscal years ended March 31, 2001, 2000 and 1999. Because no executive officers received total annual salary and bonus exceeding $100,000, only the compensation paid to the chief executive officer is to be disclosed under the Securities and Exchange Commission disclosure requirements.

      Name and Principal              	 Annual Compensation
         Position          	 Year     Salary   Bonus     Other (1)

                           	 2001    $50,000    None      $3,200
   Eugene W. Landy          	 2000    $50,000    None      $3,200
   Chief Executive Officer 	 1999    $37,500    None     $15,700


(1)  Represents base compensation and directors' fees.

Report of the Compensation Committee

Overview and Philosophy

     The Company has a Compensation Committee consisting of three independent outside Directors. This Committee is responsible for making recommendations to the Board of Directors concerning executive compensation. The Compensation Committee takes into consideration three major factors in setting compensation.

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

                 Monmouth Capital       NASDAQ        NASDAQ
     Year          Corporation	    Total	     Financial


     1996             100                100            100
     1997              95                111            129
     1998              78                168            200
     1999              80                228            180
     2000              76                423            171
     2001              90                169            172

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     As of March 31, 2001, no person owned of record or was known by the Company to beneficially own more than 5% of the shares, except as follows:

      Name and Address             Shares Owned             Percent
	of Beneficial Owner          Beneficially            of Class



     Eugene W. Landy
     20 Tuxedo Road
     Rumson, NJ 07760                227,384                 14.45 %

     Group consisting of
     Walter Carucci, Carucci
     Family Partners, and
     Carr Securities Corp.
     1 Penn Plaza
     New York, NY 10114	             129,010                  8.20 %

     Group consisting of
     Paul H. O'Leary, Raffles
     Associates, L.P. and
     Channel Partnership II
     1 Penn Plaza, Suite 4720
     New York, NY 10119              86,788                    5.51 %

     James E. Mitchell &
     Mitchell Partners
     611 Anton Blvd.
     Costa Mesa, CA 92626            78,681                   5.00 %

      The Company believes that during fiscal 2001, all persons required to report ownership and changes in ownership of common stock pursuant to Section 16(a) of the Securities Exchange Act of 1934 have complied.

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

                           	  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS
          ON FORM 8-K

(a) (1) The following Financial Statements are filed as part of this report:
                                                            Page

(i)    Auditors' Report                                      16

(ii)   Consolidated Balance Sheets as of March 31,          17-18
       2001 and 2000

(iii)  Consolidated Statements of Income  for  the
       years ended March 31, 2001, 2000 and 1999             19

(iv)   Consolidated  Statements  of  Shareholders'
       Equity for the years ended March 31,  2001,           20
       2000 and 1999

(v)    Consolidated Statements of Cash  Flows  for
       the  years ended March 31, 2001,  2000  and           21
       1999

(vi)   Notes to Consolidated Financial Statements           22-32

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

 (a)(3)(b)  Reports on Form 8-K

         	None

             INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
Monmouth Capital Corporation
Freehold, New Jersey


     We have audited the accompanying consolidated balance sheets of Monmouth Capital Corporation as of March 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monmouth Capital Corporation at March 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2001 in conformity with generally accepted accounting principles.



                         /s/ Cowan, Gunteski & Co.




June 26, 2001
Toms River, New Jersey

                            MONMOUTH CAPITAL CORPORATION
                            CONSOLIDATED BALANCE SHEETS
                                 AS OF MARCH 31,


                                                      2001            2000
              ASSETS
Current Assets:
   Cash and Cash Equivalents                    $    92,450   $     207,943
   Accounts Receivable                               47,705         130,598
   Securities Available for Sale, at Fair Value:
      Federal National Mortgage Association       5,967,189             -0-
      Government National Mortgage Association      250,125         271,410
      Other Securities Available for Sale 	  6,059,984       2,802,497
   Inventory                                            -0-       2,750,941
   Prepaid Expenses and Other Current Assets         17,310          42,607
   Current Portion of Loans Receivable              144,214         104,246
                                                 __________      __________
      Total Current Assets                       12,578,977       6,310,242
                                                 __________      __________
Long-Term Assets:
   Real Estate Investments:
   Land                                              11,065          11,065
   Building, Improvements and
     Equipment, net of accumulated
     depreciation of -0- and $99,268,
     respectively                                        -0-         346,923
                                                  __________      __________
     Total Real Estate Investments                    11,065         357,988

   Loans Receivable                                2,904,494       2,400,558
                                                  __________      __________
     Total Long-Term Assets                        2,915,559       2,758,546
                                                  __________      __________
      TOTAL ASSETS                             $  15,494,536   $   9,068,788
                                                  ==========      ==========



        See Accompanying Independent Auditors' Report and
         	Notes to Consolidated Financial Statements
					-17-


                         MONMOUTH CAPITAL CORPORATION
                      CONSOLIDATED BALANCE SHEETS (CONT.)
                               AS OF MARCH 31,

                                             2001         2000
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts Payable and Accrued
     Expenses                           $   129,615   $   460,012
   Loans Payable                          8,873,565     1,388,693
   Inventory Financing                          -0-     1,875,811
                                         __________    __________
      Total Current Liabilities           9,003,180     3,724,516

Other Liabilities                            27,514        70,393
                                         __________    __________
      Total Liabilities                   9,030,694     3,794,909
                                         __________    __________
Shareholders' Equity:
   Common Stock (par value $1.00 per
     share; authorized 10,000,000 shares;
     issued and outstanding   1,573,790 and
     1,522,280 shares, respectively in
     2001 and 2000                        1,573,790     1,522,280
   Additional Paid-In Capital             3,409,497     3,319,346
   Accumulated Other Comprehensive
      Income (Loss)                       1,166,296      (32,829)
   Retained Earnings                        314,259       465,082
                                         __________    __________
      Total Shareholders' Equity          6,463,842     5,273,879
                                         __________    __________
      TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY          $ 15,494,536  $  9,068,788
                                         ==========    ==========



       	 See Accompanying Independent Auditors' Report and
           		Notes to Consolidated Financial Statements


                           MONMOUTH CAPITAL CORPORATION
                         CONSOLIDATED STATEMENTS OF INCOME
                            FOR THE YEARS ENDED MARCH 31,

                                         2001          2000            1999
Income:
   Sales of Manufactured Homes       $4,790,693    $4,759,648      $5,396,530
   Interest and Dividend Income         875,778       388,709         331,298
   Rental Income                         10,610       184,547         154,934
   Other Income                         154,239       121,012          82,503
                                       __________   _________      __________
      Total Income                    5,831,320     5,453,916       5,965,265
                                       __________   _________      __________
Expenses:
   Cost of Sales of
      Manufactured Homes              4,192,175     3,974,912       4,442,148
   Selling Expense                      425,620       474,134         490,771
   Salaries and Employee Benefits       254,518       315,290         318,291
   Professional Fees                    129,590       126,299         146,845
   Interest Expense                     364,690       152,509         130,706
   Other Expenses                       539,427       641,991         649,905
                                      __________    _________      __________
      Total Expenses                  5,906,020     5,685,135       6,178,666
                                      __________    _________      __________

Loss Before Gain on Sale of Real
  Estate Investment                    (74,700)     (231,219)       (213,401)
Gain on Sale of Real Estate Investment      -0-       245,419             -0-

                                      __________    _________      __________

NET INCOME (LOSS)                    $  (74,700)   $  14,200      $  (213,401)
                                      ==========    =========       ==========
NET INCOME (LOSS) PER
  SHARE-BASIC AND DILUTED            $    (0.05)   $     0.01   $       (0.14)
                                      ==========    =========      ==========
WEIGHTED AVERAGE
   SHARES OUTSTANDING                  1,534,759   1,516,528        1,496,727
                                      ==========   =========       ==========


        		See Accompanying Independent Auditors' Report and
          		 Notes to Consolidated Financial Statements

					-19-

               		   MONMOUTH CAPITAL CORPORATION
                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                           Additional
                                  Common  Stock              Paid-In
                               Number         Amount         Capital
Balance March 31, 1998       1,477,839      $ 1,477,839     $ 3,225,605

Common Stock Issued with
  the DRIP*                     36,052           36,052          79,052
Net Loss                           -0-              -0-             -0-
Distributions                      -0-              -0-             -0-
   Unrealized Net Holding
   Gains on Securities
   Available for Sale              -0-              -0-             -0-
                             __________      __________       __________
Balance March 31, 1999        1,513,891       1,513,891        3,304,657

Common Stock Issued with
   the DRIP*                     8,389            8,389           14,689
Net Income                         -0-              -0-              -0-
Distributions                      -0-              -0-              -0-

 Unrealized Net Holding
  Losses on Securities
  Available for Sale               -0-              -0-              -0-
                              __________      __________       __________
Balance March 31, 2000        1,522,280        1,522,280       3,319,346

Common Stock Issued
  with the DRIP*                 51,510           51,510          90,151
Net Loss                            -0-              -0-             -0-
Distributions                       -0-              -0-             -0-

Unrealized Net Holding
  Losses on Securities
  Available for Sale		      -0-              -0-             -0-

                             __________       __________       __________
Balance March 31, 2001        1,573,790      $ 1,573,790      $ 3,409,497
                             ==========       ==========       ==========
*Dividend Reinvestment and Stock Purchase Plan

                              Accumulated
                              Other Com-
                              prehensive         Retained        Comprehensive
                                Income           Earnings           Income
Balance March 31, 1998           $ 218        $  814,659

Common Stock Issued with
  the DRIP*                        -0-               -0-
Net Loss                           -0-          (213,401)        $ (213,401)
Distributions                      -0-           (74,666)
Unrealized Net Holding
 Gains on Securities
 Available for Sale              2,865                -0-              2,865
                              __________       __________         __________
Balance March 31, 1999           3,083            526,592        $ (210,536)
                                                                  ==========
Common Stock Issued with
 the DRIP*                         -0-                -0-
Net Income                         -0-             14,200        $    14,200
Distributions                      -0-           (75,710)

Unrealized Net Holding
 Losses on Securities
 Available for Sale             (35,912)             -0-            (35,912)
                              __________      __________          __________
Balance March 31, 2000          (32,829)         465,082         $  (21,712)
                                                                  ==========
Common Stock Issued
 with the DRIP*                      -0-             -0-
Net Loss                             -0-        (74,700)         $  (74,700)

Distributions                        -0-        (76,123)

Unrealized Net Holding
 Losses on Securities
 Available for Sale 	      1,199,125              -0-           1,199,125

                             __________       __________          __________
  Balance March 31, 2001   $  1,166,296      $   314,259         $ 1,124,425
                             ==========       ==========          ==========
*Dividend Reinvestment and Stock Purchase Plan

        		See Accompanying Independent Auditors' Report and
           			Notes to Consolidated Financial Statements

					-20-


                MONMOUTH CAPITAL CORPORATION CONSOLIDATED
                       STATEMENTS OF CASH FLOWS
                     FOR THE YEARS ENDED MARCH 31,

                                         2001          2000           1999
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (Loss)               $    (74,700)  $    14,200  $   (213,401)
   Adjustments to reconcile net
    income to net cash used
    by operating activities:
   Depreciation and Amortization         60,519        79,908        45,803
   Gain on Sale of Securities          (31,598)      (16,841)           -0-
    Available for Sale
   Gain on Sale of Real Estate              -0-     (245,419)           -0-
    Investments
   Changes In Operating Assets
    and Liabilities:
     Accounts Receivable                 82,893        15,472      (55,730)
     Inventory                          489,317       391,761     (585,851)
     Prepaid Expenses and                25,297         3,370        35,737
      Other Current Assets
     Accounts Payable and
     Accrued Expenses                 (330,397)       320,056     (101,653)
     Other Liabilities                 (42,879)       (8,850)         4,391
                                     __________    __________    __________
Net Cash Provided (Used) by
 Operating Activities                   178,452       553,657     (870,704)
                                     __________    __________    __________
CASH FLOWS FROM INVESTING ACTIVITIES
   Loans Made                       (1,291,195)     (609,962)   (1,390,025)
   Collections and Other
    Decreases in Loans
    Receivable                          747,291       793,403       558,201
   Purchase of Securities           (8,198,342)   (2,852,770)           -0-
    Available for Sale
   Proceeds from Sales and Other
    Decreases in Securities
    Available for Sale                  225,674       116,581        58,995
   Additions to Real Estate           (103,430)     (171,437)      (13,765)
    Investments
   Proceeds from Sale of Real           389,834     1,257,343           -0-
    Estate Investments
   Disposition of Inventory           2,261,624           -0-           -0-
                                     __________    __________    __________
Net Cash  Used by Investing
  Activities                        (5,968,544)   (1,466,842)     (786,594)
                                     __________    __________    __________

CASH FLOWS FROM FINANCING ACTIVITIES
   Net Increase in Loans Payable
    and Inventory Financing           5,609,061     1,071,161     1,172,439
   Dividends Paid                      (54,973)      (54,142)      (53,575)
   Proceeds from the Issuance of
    Class A Common Stock                120,511         1,510        94,013
                                     __________    __________    __________
Net  Cash  Provided  by  Financing
  Activities                          5,674,599     1,018,529     1,212,877
                                     __________    __________    __________
Net  Increase (Decrease)  in  Cash
  and Cash Equivalents                (115,493)       105,344     (444,421)
Cash  and  Cash  Equivalents   at
  Beginning of Year                     207,943       102,599       547,020
                                     __________    __________    __________
Cash and Cash Equivalents at End
  of Year                           $    92,450   $   207,943   $   102,599
                                     ==========    ==========    ==========

                      See Accompanying Independent Auditors' Report and
           			Notes to Consolidated Financial Statements

					-21-

                  		MONMOUTH CAPITAL CORPORATION
           		    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       		       MARCH 31, 2001


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

     During fiscal 1994, the Company formed a wholly-owned subsidiary, The Mobile Home Store, Inc., to finance and sell manufactured homes. This sales operation was conducted at manufactured home communities owned by United Mobile Homes, Inc. (United), a related real estate investment trust (REIT). On March 30, 2001, the Company sold all of its existing inventory to United at the Company's carrying value. The Company exited the manufactured home sales business since it proved to be unprofitable.

      On  March  31,  1994, the Company purchased  a  net  leased industrial building in Bethlehem, Pennsylvania. During fiscal 2000, this building was sold at a gain of $245,419. As an interim measure, the Company is investing in securities of REITs. Based on current market conditions, management believes that the prices of those REIT shares are at a discount from the value of the underlying properties. The Company has also invested in mortgage backed securities issued by the Federal National Mortgage Association. The Company has purchased these securities on margin since the interest and dividend yields exceed the cost of funds. Such securities are subject to risk arising from adverse changes in market rates and prices, primarily interest rate risk relating to debt securities and equity price risk relating to equity securities.

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

Inventories

     Inventories, consisting of manufactured homes for sale, were valued at the lower of cost or market value and were determined by the specific identification method. All inventories were considered finished goods.

Income Taxes

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109,
"Accounting for Income Taxes". Income taxes are accounted for by the asset/liability method.

Net Income Per Share

      Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period (1,534,759, 1,516,528 and 1,496,727, in 2001, 2000 and 1999, respectively). Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method (See Note 6). There were no dilutive stock options as of March 31, 2001, 2000 and 1999.

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

NOTE 3 - LOANS RECEIVABLE

      The following is a summary of the loans held by the Company at March 31, 2001 and 2000:

                                                		 Balance
                        	  Rate     	Date   	  3/31/01     3/31/00

Financed Manufactured Homes   10%-15%    various       $3,021,188  $2,476,510

Other                         various    various           27,520      28,294
                                                       __________  __________
 Total Loans Receivable                                 3,048,708   2,504,804

Current Portion                                           144,214     104,246
                                                       __________  __________
Long-Term Portion                                      $2,904,494  $2,400,558
                                                       ==========  ==========


     During 1994, MHS began selling manufactured home units and financing these sales. At March 31, 2001 and 2000, financed manufactured homes consist of 138 and 116 loans, respectively.
These loans range from approximately $400 to approximately $56,000. Loans receivable for financed manufactured homes are secured by the property financed. Generally, the terms of the loans do not exceed 20 years. No allowance for uncollectable accounts has been recorded. Management believes that the fair market value of a unit under repossession exceeds the loan balance due.


NOTE 4 - SECURITIES AVAILABLE FOR SALE

     The following is a summary of investments in debt and equity securities at March 31, 2001 and 2000 :

                                  2001                       2000
                       ____________________________   __________________
                                               Fair                 Fair
     Description        Shares       Cost      Value      Cost      Value
Equity Securities-
  Preferred Stock:
Associated Estates
 Realty Corp
 9.75% Class A          19,500    $ 310,459 $ 413,400 $ 254,204 $ 293,298
Camden Property
 Trust $2.25 Series A    1,000       22,000    25,850    22,000    22,188
Crescent Real Estate
 Equities Co
 6.75%                   2,000       27,266    34,200    27,266    28,250
Crown American Realty
 Trust 11%              20,200      731,032   896,791   306,430   304,425
Equity Inns Inc 9.5%
 Series A               12,400      201,783   250,852   183,921   182,213
Equity Office
 Properties Trust
 8.98%  Series A         1,000       21,995    25,230    21,995    22,563
Felcor Lodging Trust
 Inc 1.95%               4,000       66,520    78,800    66,520    63,252
Felcor Lodging Trust
 Inc. 9% Series B       16,000      281,072   358,400   147,794   148,500
First Industrial
 Realty Trust 9.5%
 Series A                2,000       44,925    50,040    44,925    45,500
First Industrial
 Realty Trust 8.75%
 Series B                  -0-          -0-       -0-    20,245    20,000
G&L Realty Corp
 10.25% Series A         1,000       15,683    17,000    15,683    15,063
Glenborough Realty
 Trust 7.75%
  Series A               6,000       87,823   116,100    87,823    90,000
Glimcher Realty Trust
 9.25% Series B          4,000       62,418    78,800    28,803    29,500
Healthcare Property
 Investors
 7.875% Series A         8,000      133,417   176,000    15,558    14,313

Healthcare Property
 Investors 8.7%
 Series B                3,000       50,860    70,800    31,240    33,000
Highwoods Properties
 Inc 8% Series D         1,000       17,170    21,980    17,170    17,750
Hospitality
 Properties Trust
 9.5% Series A           6,400      127,413   157,504    61,578    63,402
Innkeepers USA Trust
 8.625% Series A         8,000      145,273   156,400       -0-       -0-
Istar Financial Inc.
 9 3/8 Series B         17,000      267,504   369,750   267,504   263,500
Istar Financial Inc.
 9.2% Series C           1,000       15,245    21,750    15,245    15,250
Istar Financial Inc.
 8% Series D             2,000       32,115    37,800       -0-       -0-
JDN Realty Corp 9-
 3/8% Series A          13,600      244,989   290,632    35,665    34,376
Kramont Realty Trust
 9.5% Series D          22,700      382,548   463,080   177,930   176,000
Mid America Apartment
 Communities Inc.
 9.5% Series A           1,200       24,525    27,180       -0-       -0-
Mid America Apartment
 Communities
 Inc 8.825% Series B    12,500      219,501   267,500   115,341   120,750
New Plan Excel Realty
 Trust 8.5% Series A     1,000       20,558    24,250    20,558    19,250
New Plan Excel Realty
 Trust 8.625%
 Series B                2,000       38,990    46,400       -0-       -0-
Prime Group Realty
 Trust 9% Series B       3,000       48,040    55,500    48,040    46,689
Prime Retail Inc.
 Series B                1,000        5,185     4,240       -0-       -0-




                               2001                          2000
                    ____________________________      __________________
  Description      Shares      Cost      Fair Value      Cost     Fair Value

Sovran Self
 Storage Inc
 9.85% Series B    1,000       19,245       24,800      19,245      20,125
Thornburg
 Mortgage Asset
 Corp 9.68%        1,700       33,423       40,460      19,514      19,375
 Series A
United Dominion
 Realty Trust
 9.25% Series A    4,000       75,497       98,400      75,497      78,000
United Dominion
 Realty Trust
 8.6% Series B     2,000       35,646       49,640      16,620      18,125
Vornado Realty
 Trust 8.5%
 Series C          1,000       19,683       24,500      19,683      19,625
                           __________   __________  __________  __________
Total Equity
 Securities-
 Preferred Stock            3,829,803    4,774,029   2,183,997   2,224,282
                           __________   __________  __________  __________

Equity
Securities-
 Common Stock:
Annaly Mortgage
 Management Inc.   7,500       66,115       84,450         -0-         -0-
HRPT Properties
 Trust             4,000       28,150       33,120         -0-         -0-
LaSalle Hotel
 Properties        1,000       12,308       16,190      12,308      12,500
New Plan Excel
 Realty Trust
 Inc               5,000       70,188       80,000      70,188      68,750
Pennsylvania
 Real Estate
 Investment
 Trust             5,000       82,300      105,000      82,300      81,250
Sizeler
 Properties       92,600      706,057      816,732     406,637     345,525
 Investors Inc
Tork Time
 Control Inc       1,500       10,125       14,063      10,125      19,875
United Dominion
 Realty Trust        -0-          -0-          -0-      49,875      50,315
United Mobile
 Homes, Inc.(a
 related entity)  11,000       84,826      136,400         -0-         -0-
                            __________   __________  __________  __________
Total Equity
 Securities-
 Common Stock               1,060,069    1,285,955     631,433     578,215
                           __________   __________  __________  __________
Total Equity
 Securities                 4,889,872    6,059,984   2,815,430   2,802,497
                           __________   __________  __________  __________

Debt Securities:
Federal National
 Mortgage
 Association
 6.09% 7/1/39               4,968,079    4,968,079         -0-         -0-
Federal National
 Mortgage
 Association
 6.86% 11/1/30                999,110      999,110         -0-         -0-
Government
 National
 Mortgage
 Association
 6.5% 2/20/14                 253,941      250,125     291,306     271,410
                           __________   __________  __________  __________
Total Debt
 Securities                 6,221,130    6,217,314     291,306     271,410
                           __________   __________  __________  __________
Total Securities
 Available for            $11,111,002  $12,277,298  $3,106,736  $3,073,907
 Sale                      ==========   ==========   =========   =========


     Gross unrealized losses on debt securities amounted to $3,816 and $19,896 as of March 31, 2001 and 2000, respectively. Gross unrealized gains on equity securities amounted to
$1,171,057   and  $69,837  as  of  March  31,  2001   and   2000,
respectively. Gross unrealized losses on equity securities amounted to $945 and $82,770 as of March 31, 2001 and 2000, respectively.

NOTE 5 - LOANS PAYABLE AND INVENTORY FINANCING

       During   fiscal  2000  and  2001,  the  Company  purchased
securities on margin. At March 31, 2001, the margin loans amounted to $8,873,565 at interest rates ranging from 5.05% to 6.75% and secured by investment securities with a market value of $12,277,298. These margin loans are due on demand.

     The Company had a $2,500,000 agreement with Conseco Finance Servicing Corp. (formerly Greentree Financial Servicing Corporation) to finance inventory purchases. The interest rates ranged from prime for each advance to prime plus 2.75% after one year. Advances under this line of credit were secured by the manufactured homes for which the advances were made. Effective March 30, 2001, the Company exited the manufactured home sales business. The existing inventory was sold to United. The terms of the sale included assignment of the inventory financing.


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

           The Company elected to continue following APB Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized. Had compensation cost been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts as follows:

                                        2001       2000       1999

     Net Income (Loss)  As Reported  $(74,700)   $14,200  $(213,401)
                        Pro forma     (91,281)     (498)   (222,393)

     Net Income (Loss)  As Reported      (.05)       .01       (.14)
      Per Share         Pro forma        (.06)       -0-       (.15)

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999: dividend yield of .3 percent; expected volatility of 25 percent; risk-free interest rates of 6.5 percent; and expected lives of five years.

      A summary of the status of the Company's stock option plans as of March 31, 2001, 2000, and 1999 and changes during the years then ended are as follows:


                       2001                 2000               1999
                        Weighted              Weighted         Weighted
                        Average               Average          Average
                        Exercise              Exercise         Exercise
                Shares  Price        Shares   Price    Shares  Price
Outstanding
 at beginning
 of year         70,000   2.93       115,000   $2.96   20,000    $3.00
Issued           20,000   2.62           -0-     -0-   95,000     2.95
Expired/
 Cancelled          -0-    -0-       (45,000)   3.00      -0-      -0-
                 ______              _______           ______
Outstanding
 at end of
 year            90,000   2.86        70,000    2.93  115,000     2.96
                 ======              =======          =======

Weighted-average
 fair value of
 options granted
 during the year           .94                   -0-              1.05
                         =====                 =====             =====






     The following is a summary of stock options outstanding as of March 31, 2001:

      Date of     Number of   Number of  Option     Expiration
       Grant      Employees    Shares     Price        Date

      4/8/98          2        20,000      2.75     4/8/2003
     9/28/98          1        50,000      3.00    9/28/2003
     10/4/00          2        20,000     2.625    10/4/2005
                               ______

                               90,000
                                =====
      As of March 31, 2001, there were 210,000 shares available
for grant under the Plan.

NOTE 7 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

      Effective August 28, 1995, the Company implemented a Dividend Reinvestment and Stock Purchase Plan (DRIP). Under the terms of the DRIP, shareholders who participate may reinvest all or part of their dividends in additional shares of the Company at approximately 95% of the market price.

       Shareholders may also purchase additional shares at approximately 95% of its market price by making optional cash payments. For the years ended March 31, 2001 and 2000, the Company received $141,661 and $23,078 from the DRIP, respectively. There were 51,510 and 8,389 new shares issued, respectively.

     On December 15, 2000, the Company paid $76,123 as a dividend of $.05 per share to shareholders of record November 15, 2000.


NOTE 8 - INCOME TAXES

      For the year ended March 31, 2001, the Company had a net operating loss carryforward of approximately $140,000 to offset future taxable income.

      There were no deferred tax assets or liabilities recognized as of March 31, 2001, 2000 and 1999.


NOTE 9 - PAYMENTS TO AFFILIATED PERSONS AND RELATED PARTY
          TRANSACTIONS

Payments to Affiliated Persons

      Total payments to all officers, directors and affiliated persons during the fiscal years ended March 31, 2001, 2000 and 1999 amounted to $98,000, $98,800 and $104,850 respectively.
Eugene W. Landy, President of the Company, received $53,200 in salary, management and director fees during each of the years ended March 31, 2001, 2000 and 1999, respectively.

Transactions with United Mobile Homes, Inc.

      MHS had rental expenses to United. United owns and operates manufactured home communities. Seven Directors of the Company are also Directors and shareholders of United. MHS paid United market rent on sites where MHS had a home for sale. Total site rental expense to United amounted to $82,087, $161,377 and $148,249, respectively, for the years ended March 31, 2001, 2000 and 1999. MHS also leases space from United to be used as sales lots, at market rates, at most of United's communities. Total rental expense relating to these sales lots amounted to $153,480, $145,670 and $139,200 for the years ended March 31, 2001, 2000 and 1999, respectively.

      During the years ended March 31, 2001, 2000 and 1999, MHS acquired certain inventory from United. These purchases amounted to $124,890, $64,984 and $155,400, representing 3%, 2% and 3%, respectively, of total purchases made by MHS during fiscal 2001, 2000 and 1999. This inventory was available through United, but could have been acquired from a third-party at approximately the same cost.

     During fiscal 2001, 2000 and 1999, MHS sold to United 10, 21 and 15 homes, respectively, for a total sales price of $161,487, $437,137 and $370,908 respectively, at MHS's cost. These sales represented 3%, 9% and 7%, respectively, of total sales made by MHS. These manufactured homes were available through MHS, but could have been acquired by United from a third party at approximately the same price.

      In  addition to the above sales, on March 30, 2001,  United purchased  at  carrying value all of the remaining  inventory  of
MHS.   This  amounted  to $2,261,624.  United  also  assumed  the inventory financing of $ 1,833,871.


NOTE 10 - GROUP CONCENTRATIONS OF CREDIT RISK

      The Company's loan portfolio is diversified. Generally, loans are collateralized by the manufactured homes. At March 31, 2001 and 2000, all loans were secured.


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

NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION

      Cash paid during the years ended March 31, 2001, 2000 and 1999 for interest and taxes are as follows:

                             2001         2000         1999

          Interest        $364,690    $ 152,509     $130,706

           Taxes           $13,071    $  5,643      $ 17,800



      During  the years ended March 31, 2001, 2000 and  1999  the
Company had dividend reinvestments of $21,150, $21,568 and $21,091, respectively, which required no cash transfers.

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

                              MONMOUTH CAPITAL CORPORATION


                              BY:  /s/  Eugene W. Landy
                                      EUGENE W. LANDY
                                      President
Dated:     June 21, 2001

      Pursuant to the requirements of the Securities and Exchange
Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                                   Title               Date

/s/  Eugene W. Landy
EUGENE W. LANDY               President and
                              Director             June 21, 2001

/s/  Ernest V. Bencivenga    Secretary/Treasurer
ERNEST V. BENCIVENGA         and Director          June 21, 2001

/s/  Anna T. Chew            Controller and
ANNA T. CHEW                 Director              June 21, 2001

/s/  Charles P. Kaempffer
CHARLES P. KAEMPFFER         Director              June 21, 2001

/s/  Samuel A. Landy
SAMUEL A. LANDY              Director              June 21, 2001

/s/  Robert G. Sampson
ROBERT G. SAMPSON            Director              June 21, 2001

/s/  Eugene Rothenberg
EUGENE ROTHENBERG            Director              June 21, 2001