Form 10-Q
period 2001-06-30
MONMOUTH CAPITAL CORP
filed 2001-08-14
CIK 67618

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

(Mark One)

(  X  )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

(    )   TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15  (d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ___________________   to _____________________

For the Quarter ended                      Commission File No.
  June 30, 2001                                  0-24282

                  MONMOUTH CAPITAL CORPORATION
     (Exact Name of Registrant as Specified in its Charter)

New Jersey                         21-0740878
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

Juniper Business Plaza, 3499 Route 9 North, Suite 3-C, Freehold, NJ  07728
 (Address of Principal Executive Office)              (Zip Code)

Registrant's telephone number, including area code: (732) 577-9981
________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and
Exchange  Act of 1934 during  the  preceding  12 months   (or  for  such
shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
               Yes __X__      No _____

The number of shares or other units outstanding of each of the issuer's classes of securities as of August 8, 2001 was 1,573,790 shares.

                  MONMOUTH CAPITAL CORPORATION
               FOR THE QUARTER ENDED JUNE 30, 2001


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


                     MONMOUTH CAPITAL CORPORATION
                      CONSOLIDATED BALANCE SHEETS
                AS OF JUNE 30, 2001 AND MARCH 31, 2001


                                           June 30,         March 31,
                                            2001              2001
ASSETS

Current Assets:
   Cash                               $      108,362    $      92,450
   Accounts Receivable                        86,432           47,705
Securities Available for Sale, at
Fair Value:
   Federal National Mortgage
     Association                           5,738,909        5,967,189
   Government National Mortgage
     Association                             235,929          250,125
   Other Securities Available for
     Sale                                  6,493,058        6,059,984
Inventory                                     34,286              -0-
Prepaid Expenses and Other Current
  Assets                                      24,393           17,310
Current Portion of Loans                     130,344          144,214
  Receivable
                                          __________       __________
      Total Current Assets                12,851,713       12,578,977
                                          __________       __________
Long-Term Assets:
   Real Estate Investments                    11,065           11,065
   Loans Receivable                        2,760,551        2,904,494
                                          __________       __________
      Total Long-Term Assets               2,771,616        2,915,559
                                          __________       __________
      TOTAL ASSETS                    $   15,623,329    $  15,494,536
                                          ==========       ==========









                              -UNAUDITED-
          See Notes to the Consolidated Financial Statements



                     MONMOUTH CAPITAL CORPORATION
                 CONSOLIDATED BALANCE SHEETS (CONT'D.)
                AS OF JUNE 30, 2001 AND MARCH 31, 2001


                                          June 30,          March 31,
                                            2001              2001
LIABILITIES AND SHAREHOLDERS'
EQUITY

Current Liabilities:
   Accounts Payable and Accrued
   Expenses                           $      105,782    $     129,615
   Loans Payable                           8,460,133        8,873,565
                                          __________       __________
      Total Current Liabilities            8,565,915        9,003,180

Other Liabilities                             27,667           27,514
                                          __________       __________
      Total Liabilities                    8,593,582        9,030,694
                                          __________       __________
Shareholders' Equity:
   Common Stock (par value $1.00
   per share; authorized 10,000,000
   shares; issued and outstanding
   1,573,790 shares)                       1,573,790        1,573,790
   Additional Paid-In Capital              3,409,497        3,409,497
   Unrealized Investment Gain              1,580,722        1,166,296
   Retained Earnings                         465,738          314,259
                                          __________       __________
      Total Shareholders' Equity           7,029,747        6,463,842
                                          __________       __________
      TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY         $   15,623,329    $  15,494,536
                                          ==========       ==========




                                       -UNAUDITED-
                    See Notes to the Consolidated Financial Statements


                     MONMOUTH CAPITAL CORPORATION
                   CONSOLIDATED STATEMENTS OF INCOME
             FOR THREE MONTHS ENDED JUNE 30, 2001 AND 2000

                                     THREE MONTHS
                             June 30              June 30
                              2001                 2000
Income:
   Sales of Manufactured
     Homes                 $     -0-          $ 1,036,470
   Interest Income           318,209              179,828
   Other Income               43,689               29,771
                            __________          __________
   Total Income              361,898            1,246,069
                            __________          __________

Expenses:
  Cost of Sales of
  Manufactured
    Homes                        -0-              921,307
  Selling Expense                -0-               85,082
  Salaries and Employee
    Benefits                  35,913               66,733
  Professional Fees           22,123               44,116
  Interest Expense           121,644               76,486
  Other Expenses              30,739              126,562
                            __________          __________
      Total Expenses         210,419            1,320,286
                            __________          __________

NET INCOME (LOSS)          $ 151,479            $(74,217)
                            ==========          ==========

NET INCOME (LOSS) PER
SHARE
   Basic and Diluted       $    0.10            $ ( 0.05)
                            ==========          ==========
WEIGHTED AVERAGE
   SHARES OUTSTANDING
   Basic                   1,573,790            1,522,280
                          ==========           ==========
   Diluted                 1,576,071            1,522,280
                          ==========           ==========








                              -UNAUDITED-
            See Notes to Consolidated Financial Statements

                    MONMOUTH CAPITAL CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOW
           FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000

                                               2001         2000
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (Loss)                     $   151,479   $ (74, 217)
   Depreciation and Amortization                 -0-        10,650
   Gain on Sale of Securities
   Available for Sale                       (43,689)           -0-
   Changes In Operating Assets and
   Liabilities:
         Accounts Receivable                (38,727)        49,213
         Interest Receivable                     -0-        18,024
         Inventory                               -0-     (136,959)
         Prepaid Expenses and Other
         Current Assets                      (7,083)         4,806
         Accounts Payable and Accrued
         Expenses                           (23,833)     (248,307)
         Other Liabilities                       153         3,406
Net Cash Provided (Used) by Operating     __________    __________
Activities                                    38,300     (373,384)
                                          __________    __________
CASH FLOWS FROM INVESTING ACTIVITIES
   Loans Made                                    -0-     (163,120)
   Collections and Other Decreases in
   Loans Receivable                          123,527       196,958
   Purchase of Securities Available
     for Sale                              (177,688)   (1,122,782)
   Sales and Other Decreases in
   Securities Available
     for Sale                                445,205        11,083
   Additions to Building, Improvements
     and Equipment                               -0-      (72,891)
                                           __________   __________
Net Cash Provided by Investing Activities    391,044   (1,150,752)
                                           __________   __________

CASH FLOWS FROM FINANCING ACTIVITIES
   Net Increase (Decrease) in Loans
Payable and Inventory Financing            (413,432)     1,326,271
                                           __________   __________
Net Increase (Decrease) in Cash               15,912     (197,865)
Cash at Beginning of Period                   92,450       207,943
                                           __________   __________
Cash at End of Period                    $   108,362   $    10,078
                                           ==========   ==========




                              -UNAUDITED-
          See Notes to the Consolidated Financial Statements

                                  -6-

                  MONMOUTH CAPITAL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2001


NOTE 1 - ACCOUNTING POLICY

The interim consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2001 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited financial statements and notes thereto included in the annual report of Monmouth Capital Corporation (the Company) for the year ended March 31, 2001 have been omitted.

During fiscal 2001, the Company exited the manufactured home sales business since it has not proven to be profitable. The company is considering changing its year-end to December 31 and electing to become a real estate investment trust (REIT). As a REIT, the Company would not be taxed on the portion of its income which is distributed to shareholders, provided it meets certain requirements. As such and given that the Company has a net operating loss carryforward of approximately $140,000, no provision for income taxes have been made.

NOTE 2 - NET INCOME PER SHARE

Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. Options in the amount of 2,281 for the quarter ended June 30, 2001 are included in the diluted weighted average shares outstanding.

NOTE 3 - COMPREHENSIVE INCOME

Total comprehensive income, including unrealized gains (loss) on securities available for sale, amounted to $565,905 and $251,455 for the quarter ended March 31, 2001 and 2000, respectively.

NOTE 4 - SECURITIES AVAILABLE FOR SALE AND LOANS PAYABLE

During   the   three   months  ended  June  30,  2001,   the   Company
purchased  $177,688  of  securities on margin.   The  margin  loan  is
at 5.5% and due on demand.

During  the  three  months  ended March 31,  2001,  the  Company  sold
$445,205 of securities for a net gain of $43,689 which has been included in Other Income.

               MONMOUTH CAPITAL CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                          JUNE 30, 2001



NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and taxes for the three months ended June 30, 2001 and 2000 were as follows:

                                        2001           2000

            Interest                 $121,644       $ 76,486
            Taxes                       8,000          3,819

During the quarter ended June 30, 2001, the collateral for a $34,286 loan receivable was repossessed and placed in inventory for sale.

NOTE 6 - SUBSEQUENT EVENTS

On July 20, 2001, Palmer Terrace Realty Associates, LLC (Palmer Terrace), a 51% owned subsidiary of the Company, purchased a 59,400 square foot warehouse facility in Carlstadt, New Jersey from WXIII/MWL Real Estate Limited Partnership, an unrelated entity. This warehouse facility is 100% net leased to Macy's
East, Inc., an Ohio corporation. The purchase price was approximately $3,200,000. Palmer Terrace paid approximately
$860,000 in cash, and obtained a mortgage of approximately $2,340,000. This mortgage payable is at an interest rate of 7.75% and is due August 15, 2021.

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies the criteria acquired intangible assets must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

Statement 142 requires that goodwill and any intangible asset determined to have an indefinite useful life acquired after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

The Company is required to adopt the provisions of Statement 141 immediately. The initial adoption of Statement 141 had no impact on the Company's consolidated financial statements. The Company is required to adopt Statement 142 effective January 1, 2002. The Company currently has no recorded goodwill or intangible assets and does not anticipate that the initial adoption of Statement 142 will have a significant impact on the Company's consolidated financial statements.

                 MONMOUTH CAPITAL CORPORATION
              MANAGEMENT'S DISCUSSION AND  ANALYSIS
        OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


MATERIAL CHANGES IN FINANCIAL CONDITION

During   fiscal  2001,  the  Company  exited  the  manufactured   home
sales  business  since  it  has  not proven  to  be  profitable.   The
company is considering changing its year-end to December 31 and electing to become a real estate investment trust (REIT).

Net  cash  provided  by  operating activities for  the  quarter  ended
June 30, 2001 amounted to $38,300 as compared to net cash used by operating activities of $373,384 for the quarter ended June 30, 2000. This increase was primarily due to an increase in manufactured home inventory and a decrease in accounts payable and accrued expenses during 2000.

Securities  available  for  sale increased by  $190,598  primarily  as
a   result   of  purchases  of  $177,688  and  an  increase   in   the
unrealized gain of $414,426 offset by sales of $401,516.

Loans  Receivable  decreased  by $157,813  during  the  quarter  ended
June  30,  2001.   This  was  the  result  of  collections  and  other
decreases.

Loans Payable decreased by $413,432 during the quarter ended June 30, 2001. This was primarily the result of repayments.


MATERIAL CHANGES IN RESULTS OF OPERATIONS

Income is comprised primarily of interest and dividend income.

Interest and dividend income increased by $138,381 for the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000. This was primarily due to purchases of securities available for sale.

Other income increased by $13,918 for the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000. Other income for the quarter ended June 30, 2001 consisted of gain on sales of securities available for sale.

                  MONMOUTH CAPITAL CORPORATION
               MANAGEMENT DISCUSSION AND ANALYSIS
   OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONT'D)


Interest expense increased from $76,486 for the quarter ended June 30, 2000 to $121,644 for the quarter ended June 30, 2001. This was primarily the result of the purchases of securities available for sale on margin.

All other income and expense items decreased due to the Company exiting the manufactured home sales business.

LIQUIDITY AND CAPITAL RESOURCES

The   Company  maintains  a  portfolio  of  securities  available  for sale.

On July 20, 2001, the Company purchased a warehouse facility in Carlstadt, New Jersey.

The Company's ability to generate adequate cash to meet its needs is dependent primarily on the collections on receivables, liquidity of the securities portfolio, availability of bank borrowings, the Dividend Reinvestment and Stock Purchase Plan and access to the capital markets.

                  MONMOUTH CAPITAL CORPORATION
                   PART II - OTHER INFORMATION
               FOR THE QUARTER ENDED JUNE 30, 2001





     Item 1 - Legal Proceedings - None

     Item 2 - Changes in Securities - None

     Item 3 - Defaults Upon Senior Securities - None

     Item 4 - Submission of Matters to a Vote of Security  Holders- None

     Item 5 - Other Information - None

     Item 6 - Exhibits and Reports on Form 8-K -

              Form  8-K  dated  July  20,  2001  was  filed   to
              report the purchase of a warehouse facility in Carlstadt, New Jersey.

                                 SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       MONMOUTH CAPITAL CORPORATION




Date: August 10, 2000     By: /s/Eugene W. Landy
                               EUGENE W. LANDY
                               President



Date: August 10, 2001     By: /s/Anna T. Chew
                               ANNA T. CHEW
                               Vice President & Controller