Form 10-Q
period 2001-09-30
MONMOUTH CAPITAL CORP
filed 2001-11-14
CIK 67618

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

(Mark One)

(  X  )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

(     )   TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15  (d)
OF THE  SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from __________   to  __________

For the Quarter ended                Commission File No.
  September 30, 2001                       0-24282

                  MONMOUTH CAPITAL CORPORATION
     (Exact Name of Registrant as Specified in its Charter)

         New Jersey                     21-0740878
(State or other jurisdiction of     (I.R.S. Employer
 incorporation or organization)     Identification No.)

           Juniper Business Plaza, 3499 Route 9 North,
                 Suite 3-C, Freehold, NJ  07728
     (Address of Principal Executive Office)      (Zip Code)

Registrant's telephone number, including area code:
(732) 577-9981
_________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

The number of shares or other units outstanding of each of the issuer's classes of securities as of November 9, 2001 was 1,587,457 shares.

                  MONMOUTH CAPITAL CORPORATION
            FOR THE QUARTER ENDED SEPTEMBER 30, 2001


                            CONTENTS


 PART I - FINANCIAL INFORMATION                       PAGE NO.

 Item 1 - Financial Statements (Unaudited):

   Consolidated Balance Sheets                          3-4

   Consolidated Statements of Income                     5

   Consolidated Statements of Cash Flow                  6

   Notes to Consolidated Financial Statements           7-9

   Item 2 - Management's Discussion and Analysis of
     Financial Condition and Results of Operations     10-11

   Item 3 - Quantitative and Qualitative Disclosure
     About Market Risk

     There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding year to the date of this Form 10-Q.

 PART II - OTHER INFORMATION                            12

 SIGNATURES                                             13

                     MONMOUTH CAPITAL CORPORATION
                      CONSOLIDATED BALANCE SHEETS
              AS OF SEPTEMBER 30, 2001 AND MARCH 31, 2001


                                         September 30,   March 31,
                                             2001          2001


ASSETS

Current Assets:
 Cash                                   $    225,765 $     92,450
 Accounts Receivable                          57,815       47,705
 Securities Available for Sale, at
   Fair Value:
  Federal National Mortgage Association    5,894,451    5,967,189
  Government National Mortgage               224,778      250,125
   Association
  Other Securities Available for Sale      5,776,102    6,059,984
Inventory                                    107,507          -0-
Prepaid Expenses and Other Current           214,842       17,310
  Assets
Current Portion of Loans Receivable          123,886      144,214
                                          __________   __________
      Total Current Assets                12,625,146   12,578,977
                                          __________   __________
Long -Term Assets:
 Real Estate Investments
  Land                                       634,065       11,065
  Building, Improvements and Equipment
   Net of accumulated depreciation of
   $16,000                                 2,475,971          -0-
                                          __________   __________
   Total Real Estate Investments           3,110,036       11,065
                                          __________   __________
 Loans Receivable, net of allowance for
  Losses of $68,000                        2,539,150    2,904,494
                                          __________   __________
 Other Assets                                 56,404          -0-
                                          __________   __________
      Total Long-Term Assets               5,705,590    2,915,559
                                          __________   __________
      TOTAL ASSETS                      $ 18,330,736 $ 15,494,536
                                          ==========   ==========


                                   3

                              -UNAUDITED-
          See Notes to the Consolidated Financial Statements



                     MONMOUTH CAPITAL CORPORATION
                 CONSOLIDATED BALANCE SHEETS (CONT'D.)
              AS OF SEPTEMBER 30, 2001 AND MARCH 31, 2001


                                        September 30,    March 31,
                                             2001         2001

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts Payable and Accrued Expenses  $     99,680 $    129,615
 Loans Payable                             8,271,521    8,873,565
                                          __________   __________
      Total Current Liabilities            8,371,201    9,003,180

Mortgage Payable                           2,332,158          -0-
Other Liabilities                             27,792       27,514
                                          __________   __________
      Total Liabilities                   10,731,151    9,030,694
                                          __________   __________
Minority Interest                            339,950          -0-
                                          __________   __________
Shareholders' Equity:
 Common Stock (par value $1.00 per
  Share;authorized 10,000,000 shares;
  Issued and outstanding  1,587,457 and
  1,573,790 shares, respectively           1,587,457    1,573,790
 Additional Paid-In Capital                3,436,831    3,409,497
 Unrealized Investment Gain                1,457,730    1,166,296
 Retained Earnings                           777,617      314,259
                                          __________   __________
      Total Shareholders' Equity           7,259,635    6,463,842
                                          __________   __________

      TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY            $ 18,330,736 $ 15,494,536
                                          ==========   ==========


                              -UNAUDITED-
          See Notes to the Consolidated Financial Statements

                                  4

                     MONMOUTH CAPITAL CORPORATION
                   CONSOLIDATED STATEMENTS OF INCOME
    FOR THE THREE AND SIX  MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                          THREE MONTHS           SIX MONTHS


                       9/30/01     9/30/00     9/30/01     9/30/00
Income:
Sales of
 Manufactured Homes  $      -0- $ 1,180,458 $       -0- $ 2,216,928
Interest and
 Dividend Income        330,550     208,993     648,759     388,821
Rental and
 Occupancy Charges       83,808       7,373      83,808       7,373
Other Income            211,342      67,401     255,031      97,172
                      _________   _________   _________   _________
   Total Income         625,700   1,464,225     987,598   2,710,294
                      _________   _________   _________   _________
Expenses:
Cost of Sales of
 Manufactured Homes         -0-   1,014,524         -0-   1,935,831
Selling Expense             -0-     100,301         -0-     185,383
Salaries and
 Employee Benefits       33,761      56,020      69,674     122,753
Professional Fees        34,195      28,179      56,318      72,295
Interest Expense        129,371      99,495     251,015     175,981
Other Expenses          116,494     136,714     147,233     263,276
                      _________   _________   _________   _________
  Total Expenses        313,821   1,435,233     524,240   2,755,519
                      _________   _________   _________   _________
Income Loss Before
 Minority Interest      311,879      28,992     463,358    (45,225)
Less Income
 Allocated to
 Minority Interest        6,200         -0-       6,200         -0-
                      _________   _________   _________   _________
NET INCOME (LOSS)   $   305,679 $    28,992 $   457,158 $  (45,225)
                      =========   =========   =========   =========
NET INCOME (LOSS)
 PER SHARE
 Basic and Diluted  $      0.19 $      0.02 $      0.29 $    (0.03)
                      =========   =========   =========   =========
WEIGHTED AVERAGE
 SHARES OUTSTANDING
   Basic              1,577,207   1,522,280   1,575,742   1,522,280
                      =========   =========   =========   =========
   Diluted            1,582,919   1,522,280   1,581,316   1,522,280
                      =========   =========   =========   =========



                              -UNAUDITED-
            See Notes to Consolidated Financial Statements

                     MONMOUTH CAPITAL CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOW
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                       2001           2000

CASH FLOWS FROM OPERATING
ACTIVITIES
 Net Income (Loss)              $     457,158  $    (45,225)
 Income Allocated to
   Minority Interest                    6,200            -0-
Depreciation and Amortization          16,000         21,300
Provision for Loan Losses              68,000            -0-
Gain on Sale of Securities
  Available for Sale                (254,684)        (4,714)
Changes In Operating Assets
  and Liabilities:
Accounts Receivable                  (10,110)         91,102
Interest Receivable                       -0-         18,024
Inventory                                 -0-        466,182
Prepaid Expenses and Other
  Current Assets                    (197,532)          6,199
Accounts Payable and Accrued
  Expenses                           (29,935)        114,034
Other Liabilities                         278          5,866
                                   __________     __________
Net Cash Provided  by
  Operating Activities                 55,375        672,768
                                   __________     __________
CASH FLOWS FROM INVESTING
ACTIVITIES
Loans Made                                -0-      (499,348)
Collections and Other
  Decreases in Loans Receivable       210,165        269,054
Purchase of Securities
  Available for Sale                (177,688)    (1,486,526)
Sales and Other Decreases in
  Securities Available for Sale     1,105,773         60,577
Additions to Building,
  Improvements and Equipment      (3,114,971)       (72,891)
                                   __________     __________
Net Cash Used by Investing
  Activities                      (1,976,721)    (1,729,134)
                                   __________     __________
CASH FLOWS FROM FINANCING
ACTIVITIES
Net Increase (Decrease) in
  Loans Payable and Inventory
  Financing                         (602,044)        910,783
Proceeds from Mortgage              2,332,158            -0-
Increase in Minority Interest         339,950            -0-
Financing Costs on Debt              (56,404)            -0-
Proceeds from the Issuance of
  Class A Common Stock                 41,001            -0-
                                   __________     __________
Net Cash Provided by Financing
  Activities                        2,054,661        910,783
                                   __________     __________
Net Increase (Decrease) in Cash       133,315      (145,583)
Cash at Beginning of Period            92,450        207,943
                                   __________    ___________
Cash at End of Period                 225,765         62,360

                                   ==========    ===========
                                   6

                              -UNAUDITED-
          See Notes to the Consolidated Financial Statements


                  MONMOUTH CAPITAL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2001


NOTE 1 - ACCOUNTING POLICY

The interim consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2001 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited financial statements and notes thereto
included   in  the  annual  report  of  Monmouth  Capital  Corporation
(the   Company)  for  the  year  ended  March  31,  2001   have   been
omitted.

During   fiscal  2001,  the  Company  exited  the  manufactured   home
sales  business  since  it  has  not  proven  to  be  profitable.   On
September  26,  2001,  the Company adopted a  change  in  fiscal  year end  from  March  31  to  December 31.  The  Company  filed  with  the
Internal Revenue Service for automatic approval to change its annual accounting period under section 442 of the Internal
Revenue Code. The Company will file a report on Form 10-K no later than March 31, 2002 for the transition period from April 1, 2001 to December 31, 2001.

The   Company  is  considering  electing  to  become  a  real   estate
investment  trust  (REIT).   As  a REIT,  the  Company  would  not  be
taxed on the portion of its income which is distributed to shareholders, provided it meets certain requirements. As such and given that the Company has a net operating loss carry forward of approximately $140,000, no provision for income taxes have been made.

NOTE 2 - NET INCOME PER SHARE

Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. Options in the amount of 5,712 and 5,574 for the quarter and six months ended September 30, 2001 are included in the diluted weighted average shares outstanding.




NOTE 3 - COMPREHENSIVE INCOME

Total comprehensive income, including unrealized gains (loss) on securities available for sale, amounted to $182,687 and $748,592 for the quarter and six months ended September 30, 2001, respectively, and $208,503 and $459,958 for the quarter and six months ended September 30, 2000, respectively.

NOTE 4 - SECURITIES AVAILABLE FOR SALE AND LOANS PAYABLE

During   the  six  months  ended  September  30,  2001,  the   Company
purchased  $177,688  of  securities on margin.   The  margin  loan  is
at 5.375% and due on demand.

During the six months ended September 30, 2001, the Company sold $1,105,773 of securities for a net gain of $254,684 which has been included in Other Income.


NOTE 5 - REAL ESTATE INVESTMENTS AND MORTGAGE PAYABLE

On July 20, 2001,  Palmer  Terrace  Realty  Associates, LLC   (Palmer
Terrace),  a 51%  owned  subsidiary  of  the  Company,   purchased  a
59,400 square foot warehouse facility in Carlstadt, New Jersey from WXIII/MWL Real Estate Limited Partnership, an unrelated entity. This warehouse facility is 100% net leased to Macy's
East, Inc., an Ohio corporation.   The purchase price was
approximately $3,100,000.  Palmer Terrace paid approximately
$860,000 in cash, and obtained a mortgage of approximately $2,340,000. This mortgage payable is at an interest rate of 7.75% and is due August 15, 2021.

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash   paid   for  interest  and  taxes  for  the  six  months   ended
September 30, 2001 and 2000 were as follows:

                        2001             2000

     Interest         $251,015         $175,981
     Taxes               8,000            3,819

During the six months ended September 30, 2001, the collateral for loans receivable of $107,507 was repossessed and placed in inventory for sale.

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

                  MONMOUTH CAPITAL CORPORATION
              MANAGEMENT'S DISCUSSION AND  ANALYSIS
        OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


MATERIAL CHANGES IN FINANCIAL CONDITION

During fiscal 2001, the Company exited the manufactured home sales business since it has not proven to be profitable. On September 26, 2001, the Company adopted a change in fiscal year end from March 31 to December 31. The Company filed with the Internal Revenue Service for automatic approval to change its annual accounting period under section 442 of the Internal Revenue Code. The Company will file a report on Form 10-K no later than March 31, 2002 for the transition period from April 1, 2001 to December 31, 2001. The Company is considering electing to become a real estate investment trust (REIT).

Net cash provided by operating activities for the six months ended September 30, 2001 amounted to $55,375 as compared to $672,768 for the six months ended September 30, 2000. This decrease was primarily due to a decrease in manufactured home inventory during 2000.

Securities available for sale decreased by $381,967 primarily  as a  result  of sales of $851,089  offset by purchases of  $177,688 and an increase in the unrealized gain of $291,434.

Loans receivable decreased by $385,672 during the six months ended September 30, 2001. This was primarily the result of collections and other decreases of $210,165 and a provision for losses of $68,000. The company also repossessed the collateral for loans receivable of $107,507 and placed it into inventory for sale.

Prepaid expenses and other current assets increased by $197,532 during the six months ended September 30, 2001 as a result of deposits for the purchase of a warehouse facility. Because of the contingent nature of contracts to purchase real property, the Company announces acquisitions only on closing.

Total real estate investments increased by $3,098,971 as a result of the purchase of a warehouse facility in Carlstadt, New Jersey.

Other  assets  increased by $56,404 during the six  months  ended
September 30, 2001 due to deferred financing costs on the new mortgage payable.

Loans payable decreased by $602,044 during the six months ended September 30, 2001. This was primarily the result of repayments. Mortgages payable increased by $2,332,158 during the six months ended September 30, 2001 due to the mortgage on the new acquisition.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Income is comprised primarily of interest and dividend income and rental and occupancy charges.

Interest and dividend income increased by $121,557 and 259,938 for the quarter and six months, respectively ended September 30, 2001 as compared to the quarter and six months ended September 30, 2000. This was primarily due to purchases of securities available for sale.

Rental and occupancy charges increased by $76,435 for the quarter
and   six  months  ended  September  30,  2001  due  to  the  new acquisition.

Other income increased by $143,941 and $158,229 for the quarter and six months, respectively ended September 30, 2001 as compared to the quarter and six months ended September 30, 2000. Other income for the quarter and six months ended September 30, 2001 consisted of gain on sales of securities available for sale.

Interest expense increased from $99,495 and $175,981 for the quarter and six months, respectively ended September 30, 2000 to $129,371 and $251,015 for the quarter and six months, respectively ended September 30, 2001. This was primarily the result of the purchases of securities available for sale on margin and the mortgage on the new acquisition.

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

                  MONMOUTH CAPITAL CORPORATION
                   PART II - OTHER INFORMATION
            FOR THE QUARTER ENDED SEPTEMBER 30, 2001





     Item 1 - Legal Proceedings - None

     Item 2 - Changes in Securities - None

     Item 3 - Defaults Upon Senior Securities - None

     Item 4 - Submission of Matters to a Vote of Security Holders

              The annual meeting of shareholders was held on September 20, 2001 to elect a Board of Directors for the ensuing year and to approve the selection
              of independent auditors.   Proxies for the meeting
              were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934.

     Item 5 - Other Information - None

     Item 6 - Exhibits and Reports on Form 8-K -

              Form 8-K dated July 20, 2001 was filed to report the purchase of a warehouse facility in Carlstadt, New Jersey.

              Form 8-K dated September 26, 2001 was filed to report to change in fiscal year end from March 31 to December 31.

                        SIGNATURES



      Pursuant   to   the   requirements of  the  Securities  and
Exchange  Act  of 1934,   the  Registrant has duly caused this
report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MONMOUTH CAPITAL CORPORATION




Date:  November  9, 2001          By:  /s/ Eugene W. Landy
                                           EUGENE W. LANDY
                                           President



Date:  November 9, 2001           By:   /s/ Anna T. Chew
                                            ANNA T. CHEW
                                            Vice President
                                              and Controller