Form 10-K
period 2001-12-31
MONMOUTH CAPITAL CORP
filed 2002-03-28
CIK 67618

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-K

[   ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (C) OF THE
          SECURITIES EXCHANGE ACT OF 1934

[ X ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
          THE SECURITIES EXCHANGE ACT OF 1934
  For the transition period April 1, 2001 to December 31, 2001


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

The aggregate market value of voting stock held by non-affiliates of the Registrant was $3,985,883 (based on 1,383,987 shares of common stock at $2.88 per share, the closing price on March 14,
2002).

The number of shares outstanding of issuer's common stock as of March 14, 2002 was 1,767,213 shares.

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

Change in Year End to Calendar Year

      On September 26, 2001 Monmouth Capital Corporation (the Company) adopted a change from a fiscal year end of March 31 to a calendar year end, effective for the short year ended December 31, 2001. Form 8-K was filed with the Securities and Exchange Commission.

      For  purposes  of  this  Annual  Report,  the  Company  has furnished consolidated financial statements for the preceding fiscal year ended March 31, 2001. The Company does not believe that seasonality has a material adverse effect on the comparability of information or trends reflected by the consolidated financial statements. The Company has also furnished Pro Forma financial information for the corresponding period of the prior year (See Note 14). Certain amounts in the consolidated financial statements for the prior periods have been reclassified to conform to the statement presentation for the current year. These reclassifications have no effect on net income.

Narrative Description of the Business

      During fiscal 1994, the Company formed a wholly-owned subsidiary, The Mobile Home Store, Inc., to finance and sell manufactured homes. This sales operation was conducted at manufactured home communities owned by United Mobile Homes, Inc. (United), a related REIT. On March 30, 2001, the Company sold all of its existing inventory to United at the Company's carrying value. The Company exited the manufactured home sales business since it proved to be unprofitable.

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

      On  July  20,  2001, Palmer Terrace Realty Associates,  LLC
(Palmer Terrace), a 51% owned subsidiary of the Company, purchased a 59,400 square foot warehouse facility in Carlstadt, New Jersey from WXIII/MWL Real Estate Limited Partnership, an unrelated entity. On December 20, 2001, the Company purchased a 59,425 square foot warehouse facility in White Bear Lake, Minnesota from Jones Development Company, LLC, an unrelated entity.

     The   Company  is  currently  operating  as  a  hybrid  REIT
investing in (a) real estate equities; (b) mortgages; (c) mortgage backed securities; and (d) other REIT securities. The Company's capital is limited, and there is no assurance the Company can or will operate as a hybrid REIT. The Company will consider alternative plans or proposals.

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

Risk Factors

     Real Estate Industry Risks - The Company may be adversely affected by general economic conditions and local real estate conditions. When a lease expires, a tenant may elect not to renew it. The Company may not be able to relet the property on similar terms, or even at all.

     Governmental Regulations - Local zoning and use laws, environmental statutes and other governmental requirements may restrict expansion, rehabilitation and reconstruction activities. These regulations may prevent the Company from taking advantage of economic opportunities. Legislation such as the Americans with Disabilities Act may require the Company to modify its properties. Future legislation may impose additional requirements. No prediction can be made as to what requirements may be enacted or what changes may be implemented to existing legislation.

      Environmental Liability Risks - Current and former real estate owners and operators may be required by law to investigate and clean up hazardous substances released at the properties they own or operate or have owned or operated. They may be liable to the government or to third parties for property damage, investigation costs and cleanup costs. Contamination may adversely affect the owner's ability to sell or lease real estate or to borrow using the real estate as collateral. There is no way of determining at this time the magnitude of any potential liability to which the Company may be subject arising out of unknown environmental conditions or violations with respect to the properties it owns. Environmental laws today can impose liability on a previous owner or operator of a property that owned or operated the property at a time when hazardous or toxic substances were disposed of, or released from, the property. A conveyance of the property, therefore, does not relieve the owner or operator from liability. The Company is not aware of any environmental liabilities relating to its properties which would have a material adverse effect on its business, assets, or results of operations. However, no assurance can be given that environmental liabilities will not arise in the future.

      Insurance Considerations - The Company generally maintains insurance policies related to its business, including casualty, general liability and other policies covering business operations, employees and assets. The Company may be required to bear all losses that are not adequately covered by insurance. Although management believes that the Company's insurance programs are adequate, no assurance can be given that the Company will not incur losses in excess of its insurance coverage, or that the Company will be able to obtain insurance in the future at acceptable levels and reasonable cost.

     Financing Risks - The Company finances a portion of its investments through debt. This debt creates risks, including
a) rising interest rates on floating rate debt; b) failure to repay or refinance existing debt as it matures, which may result in forced disposition of assets on disadvantageous terms; c) refinancing terms less favorable than the terms of the existing debt; and d) failure to meet required payments of principal and/or interest.

     Amendment of Business Policies - The Board of Directors determines the growth, investment, financing, capitalization, borrowing, REIT status, operating and distribution policies. Although the Board of Directors has no present intention to amend or revise any of these policies, these policies may be amended or revised without notice to shareholders. Accordingly, shareholders may not have control over changes in Company policies.

     Qualification as a REIT - The Company intends to qualify as a REIT. If it fails to do so, it will not be allowed to deduct distributions to shareholders in computing taxable income and will be subject to Federal and state income taxes, including any applicable alternative minimum tax, at regular corporate rates.

        In addition, the Company may be barred from qualification as a REIT for the four years following disqualification. The additional tax incurred at regular corporate rates would reduce significantly the cash flow available for distribution to shareholders and for debt service. Furthermore, the Company would no longer be required to make any distributions to shareholders as a condition to REIT qualification. Any distributions to shareholders that otherwise would have been subject to tax as a capital gain dividend would be taxable as ordinary income to the extent of the Company's current and accumulated earnings and profits. Corporate distributees, however, may be eligible for the dividends received deduction on the distributions, subject to limitations under the Internal Revenue Code. To qualify as a REIT, the Company must comply with certain highly technical and complex requirements. Management cannot be certain that the Company have complied with these requirements since there are few judicial and administrative interpretations of these provisions. In addition, facts and circumstances that may be beyond the Company's control may affect the Company's ability to qualify as a REIT. No assurance can be given that new legislation, regulations, administrative interpretations or court decisions will not change the tax laws significantly with respect to qualification as a REIT or with respect to the Federal income tax consequences of qualification. The Company intend to qualify as a REIT. However, no assurance can be given that the Company qualifies as a REIT or will remain qualified as a REIT. Notwithstanding the Company's status as a REIT, the Company is subject to various Federal, state and local taxes on income and property. The Company will be taxed at regular corporate rates on any undistributed taxable income, including undistributed net capital gains. The Company may also have to pay some state income or franchise taxes because not all states treat REITS in the same manner as they are treated for Federal income tax purposes.

Number of Employees

     At March 31, 2002, the Company had five full-time employees.
A   Board   of  Directors  consisting   of  eight  directors   is
responsible for the general policies of the Company.


ITEM 2.   PROPERTIES

      On  July  20,  2001, Palmer Terrace Realty Associates,  LLC
(Palmer Terrace), a 51% owned subsidiary of the Company, purchased a 59,400 square foot warehouse facility in Carlstadt, New Jersey from WXIII/MWL Real Estate Limited Partnership, an unrelated entity. This warehouse facility is 100% net leased to Macy's East, Inc., an Ohio corporation. The purchase price was approximately $3,100,000. The average monthly rental over the term of the lease is $29,082. This lease expires on April 5, 2009.

      On December 20, 2001, the Company purchased a 59,425 square foot warehouse facility in White Bear Lake, Minnesota from Jones Development Company, LLC, an unrelated entity. This warehouse facility is 100% net leased to Federal Express Corporation. The purchase price was approximately $4,800,000. The monthly rental over the term of the lease is $36,100. This lease expires on April 1, 2011.

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

          None.


                             PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

      Prior to October 19, 1995, the shares of the Company were traded on the over-the-counter market. As of October 19, 1995, the Company's shares are traded on the National Association of Securities Dealers Automatic Quotations (NASDAQ) Small Capitalization market under the symbol "MONM". The per share range of high and low market during each quarter of the last three fiscal years were as follows:

                2001          2001-2000        2000-1999
            Market Price    Market Price     Market Price
                 Low             Low              Low
                High           High             High

  Apr-Jun    2.65   3.05   2-7/16     3      2-3/4   2-3/8
  Jul-Sept   2.66   3.45   2-3/8    2-3/4    2-3/4   2-1/8
  Oct-Dec    2.70   3.25   2-7/16   2-7/8    2-5/8   2-1/4
  Jan-Mar    N/A     N/A   2-7/16   3-1/2    2-5/8  2-5/16


      The over-the-counter market quotations reflect the inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

      As  of  December  31,  2001, there were  approximately  400 holders of the Company's common stock based on the number of record owners.

      For  the short year ended December 31, 2001, and the  years ended  March  31,  2001 and  2000, total dividends  paid  by  the
Company  amounted to $413,627 or $.25 per share, $76,123 or  $.05 per share, and $75,710 or $.05 per share.

       Future dividend policy will depend on the Company's earnings, capital requirements, financial condition, availability and cost of bank financing and other factors considered relevant by the Board of Directors.

ITEM 6.   SELECTED FINANCIAL DATA

                            For the
                          Years Ended
                           March 31,
                For the
              Short Year
                 Ended
               December
               31, 2001          2001        2000        1999       1998


Income
Statement
    Data:
Total Income   $1,444,163  $5,831,320  $5,453,916  $5,965,265 $4,288,031

Total
Expenses        1,026,564   5,906,020   5,685,135   6,178,666  4,242,531

Gain on Sale
 of Real
 Estate
 Investments          -0-         -0-     245,419         -0-        -0-

Income Taxes          -0-         -0-         -0-         -0-     34,239

Net Income
(Loss)            398,205    (74,700)      14,200   (213,401)     11,261
Net Income
(Loss)
   Per Share          .25      (0.05)        0.01      (0.14)       0.01
=======================================================================
Balance Sheet Data:

Total Assets  $23,037,800 $15,494,536  $9,068,788  $7,760,765 $6,855,686

Mortgages
 Payable        5,719,724         -0-         -0-         -0-        -0-

Shareholders'
 Equity         7,325,722   6,463,842   5,273,879   5,348,223  5,518,321
=======================================================================

Cash
 Dividends
 Per Share          $0.25       $0.05       $0.05       $0.05      $0.05

Average
 Number of
 Shares
 Outstanding:
   Basic        1,597,213   1,534,759   1,516,528   1,496,727  1,458,811
   Diluted      1,602,787   1,534,759   1,516,528   1,496,727  1,458,811

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION

Liquidity and Capital Resources

      The Company's ability to generate cash adequate to meet its needs is dependent primarily on income from its real estate investments and its securities portfolio, the sale of real estate investments and securities, refinancing of mortgage debt, leveraging of real estate investments, availability of bank borrowings, proceeds from the Dividend Reinvestment and Stock Purchase Plan, and access to the capital markets. Purchases of new properties, purchases of securities, payments of expenses related to real estate operations, capital improvements programs, debt service, management and professional fees, and dividend requirements place demands on the Company's liquidity.

      The Company intends to operate its existing properties from the cash flows generated by the properties. However, the Company's expenses are affected by various factors, including inflation. Increases in operating expenses raise the breakeven point for a property and, to the extent that they cannot be passed on through higher rents, reduce the amount of available cash flow which can adversely affect the market value of the property.

     Net cash provided by operating activities for the Short year ended December 31, 2001 and the years ended March 31, 2001 and 2000 amounted to $287,493, $178,452 and $553,657, respectively.
The increase at December 31, 2001 was due primarily to profitable operations. The decrease at March 31, 2001 was due primarily to the decrease in accounts payable and accrued expenses.

     Total real estate investments increased by $7,803,971 during the Short year ended December 31, 2001. This was due primarily to the purchase of two warehouse facilities. The Company expects to make additional real estate investments from time to time.

     Loans receivable decreased by $651,010 during the short year ended December 31, 2001. This decrease was the primarily the result of collections of $263,206 and a provision for losses of $134,400. The Company also repossessed the collateral for loans receivable of $253,404 and placed it into inventory.

     Securities available for sale decreased by $620,528 primarily as a result of sales of $1,348,273 offset by purchases of $204,907 and an increase in the unrealized gain of $522,838. The securities portfolio at December 31, 2001 has experienced an approximate 17% increase in value from cost.

      Unamortized financing costs and mortgages payable increased due to the new acquisitions.

     Loans payable increased by $576,368 primarily as a result of new loans of $900,000 offset by a net decrease in the margin loan
payable.   The Company purchased securities on margin  since  the
interest and dividend yields exceeded the cost of funds.

Results of Operations

Short Year Ended December 31, 2001 vs. Year Ended March 31, 2001

     Income is comprised primarily of interest and dividend income and rental income. On March 30, 2001, the Company exited the manufactured home sales business since it proved to be unprofitable. Sales of manufactured homes, cost of sales of manufactured home, selling expense, other expenses and salaries and employee benefits decreased during the Short year ended December 31, 2001 as compared to the year ended March 31, 2001. These changes are directly attributable to the exiting of the manufactured home sales business.

     Interest and dividend income increased by $71,713 during the short year ended December 31, 2001 as compared to the year ended
March 31, 2001 primarily due to the purchases of securities available for sale.

      Rental income increased by $195,560 during the short year ended December 31, 2001 as compared to the year ended March 31, 2001 primarily due to the purchase of two warehouse facilities during the nine months ended December 31, 2001.

      Other income increased by $100,763 during the short year ended December 31, 2001 as compared to the year ended March 31, 2001 primarily due an increase in the gain on sales of securities available for sale.

     Professional fees, annualized, remained relatively stable.

     Interest expense increased due primarily to the mortgages on the new acquisitions.

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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK

     The Company is exposed to interest rate changes primarily as a result of its line of credit and long-term debt used to maintain liquidity and fund capital expenditures and expansion of the Company's real estate investment portfolio and operations.
The Company's interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company borrows primarily at fixed rates. At December 31, 2001, the Company had $5,719,724 of fixed rate mortgages payable, of which $3,400,000 matures in 2011 and $2,319,724 matures in 2021. The average interest rate on these mortgages is 7.3%. At December 31, 2001, the carrying value of these mortgages approximates fair value.

     The Company also has approximately $3.5 million in variable rate debt due on demand. This debt is primarily a margin loan secured by marketable securities. The interest rate on this margin loan was 3.875% at December 31, 2001. The carrying value of the Company's variable rate debt approximates fair value at December 31, 2001.

      The Company also invests in both debt and equity securities of other REITs and is primarily exposed to equity price risk from adverse changes in market rates and conditions. All securities are classified as available for sale and are carried at fair value. The Company has no significant interest rate risk relating to debt securities as they are short-term in nature.

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

                                                   Director
                                                    Since/
                        Principal Occupation     Shares Owned
                                                      and
Name, Age and Title       Past Five Years         % of  Total

Ernest V. Bencivenga Treasurer and                   1961
(83)                 Director of MREIC;         Owns 7,155 shs
Secretary/Treasurer  Secretary/Treasurer           .42% (1)
And Director         and Director of
                     United.

Anna T. Chew         Certified Public                1994
(43)                 Accountant;                  Owns 13,129
Vice President       Vice President, Chief            shs
and Director         Financial                     .77 % (2)
                     Officer and Director
                     of United;
                     Controller and
                     Director of
                     MREIC.

Charles P. Kaempffer Self-employed                   1970
(64)                 investor;                    Owns 15,331
Director             Director of MREIC,               shs
                     United and                    .90 % (3)
                     Community Bank of New
                     Jersey.

Eugene W. Landy      Attorney;  President            1961
(68)                 of MREIC;                   Owns 224,725
President            Chairman of the Board            shs
and Director         of United.                   13.24 % (4)

Michael Landy        President (1998 to              2001
(40)                 present) of Siam             Owns 36,176
Director             Records, L.L.C.;                 shs
                     Chief Engineer and            2.13% (5)
                     Technical Director
                     (1987 to 1998) of GRP
                     Recording Company.

Samuel A. Landy      Attorney;  President            1994
(41)                 and Director                 Owns 65,416
Director             of United;  Director             shs
                     of MREIC.                    3.86 % (6)

                                                   Director
                                                    Since/
                        Principal Occupation     Shares Owned
                                                      and
Name, Age and Title       Past Five Years         % of Total

Eugene Rothenberg    Obstetrician and                2001
(69)                 Gynecologist;              Owns 4,308 shs
Director             Investor                        .26 %

Robert G. Sampson    Self-employed investor;         1963
(75)                 Director of MREIC and        Owns 16,986
Director             United;                          shs
                     General Partner for            1.00 %
                     Sampco, Ltd.

                                                  383,226 shs
                               TOTAL                22.58%



(1)  Includes 5,653 shares held by Mr. Bencivenga's wife.

(2)  Held jointly with Ms. Chew's husband.

(3)  Includes   (a)   726  shares  in  joint   name   with   Mrs.
     Kaempffer;(b) 270 shares held by Mr. Kaempffer's  wife;  and
     (c) 7,000 shares in joint name with Mrs. Kaempffer held as Trustees for Defined Benefit Pension Plan.

(4) Includes (a) 8,019 shares held by Mr. Landy's wife; (b) 32,835 shares held in the Landy & Landy Employees' Pension Plan, of which Mr. Landy is a Trustee with power to vote;
     (c) 69,051 shares held in the Landy & Landy Employees' Profit Sharing Plan, of which Mr. Landy is Trustee with power to vote; and (d) 14,545 shares held by Landy Investments, Ltd. of which Mr. Landy has power to vote.

(5) Includes 9,653 shares in custodial accounts for Mr. Landy's children under the Uniform Gift to Minor's Act in which he disclaims any beneficial interest, but has power to vote.

(6) Includes (a) 13,443 shares held by Mr. Landy's wife; (b) 14,687 shares in custodial accounts for Mr. Landy's children under the Uniform Gift to Minor's Act in which he disclaims any beneficial interest, but has power to vote; and (c) 25,658 shares in the Samuel Landy Family Limited Partnership.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

      The following Summary Compensation Table shows compensation paid by the Company to its chief executive officer for services rendered during the short year ended December 31, 2001 and the fiscal years ended March 31, 2001 and 2000. Because no executive officers received total annual salary and bonus exceeding
$100,000, only the compensation paid to the chief executive officer is to be disclosed under the Securities and Exchange Commission disclosure requirements.


   Name and Principal                Compensation
   Position                         Salary    Bonus   Other (1)

   Eugene W. Landy        12/31/01  $37,500   None      $1,600
   Chief Executive        3/31/01   $50,000   None      $3,200
  Officer
                          3/31/00   $50,000   None      $3,200



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


     Year          Monmouth
    Ended           Capital          NASDAQ          NASDAQ
  December 31,   Corporation         Total        Financial

     1996             100              100            100
     1997             117              122            117
     1998             144              173            172
     1999             106              321            337
     2000             107              193            196
     2001             127              153            150

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

      As of December 31, 2001, no person owned of record or was known by the Company to beneficially own more than 5% of the shares, except as follows:

Name and Address       Shares Owned       Percent of
Of Beneficial          Beneficially         Class
Owner

Eugene W. Landy
20 Tuxedo Road
Rumson, NJ  07760        224,725            13.24%

      The Company believes that during 2001, all persons required to  report  ownership and changes in ownership  of  common  stock pursuant to Section 16(a) of the Securities Exchange Act of  1934
have complied.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain relationships and related party transactions are incorporated herein by reference to part IV, Item 14(a)(1)(vi),
Note 10 of the Notes to Consolidated Financial Statements-Payments to Affiliated Persons and Related Party Transactions.

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS
          ON FORM 8-K

(a) (1)   The following Financial Statements are filed as part of
this report:


                                                     Page

(i)    Auditors' Report                               19

(ii)   Consolidated Balance Sheets                  20-21

(iii)  Consolidated Statements of Income              22

(iv)   Consolidated  Statements  of
       Shareholders' Equity                           23

(v)    Consolidated Statements of Cash  Flows         24

(vi)   Notes to Consolidated Financial Statements    25-39

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

(21) Subsidiaries of the Registrant - During fiscal 1994, the Registrant formed a wholly-owned subsidiary, The Mobile Home Store, Inc. to finance and sell manufactured homes. This subsidiary merged into the Registrant during 2001. During 2001, the Registrant formed a subsidiary, Palmer Terrace Realty Associates, LLC to purchases a warehouse facility in Carlstadt, New Jersey.

 (a)(3)(b)  Reports on Form 8-K

      Form 8-K dated December 20, 2001 was filed to report the purchase of a warehouse facility in White Bear Lake, Minnesota.

                  INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
Monmouth Capital Corporation
Freehold, New Jersey


     We have audited the accompanying consolidated balance sheets of Monmouth Capital Corporation as of December 31, 2001 and March 31, 2001, and the related consolidated statements of income, shareholders' equity and cash flows for the short year ended December 31, 2001 and the years ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monmouth Capital Corporation at December 31, 2001 and March 31, 2001, and the consolidated results of their operations and their cash flows for the short year ended December 31, 2001 and the years ended March 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.



                         /s/ Cowan, Gunteski & Co.




March 21, 2002
Toms River, New Jersey
                              Page 19

                  MONMOUTH CAPITAL CORPORATION
                   CONSOLIDATED BALANCE SHEETS

                                       December 31,       March 31,
             ASSETS                        2001              2001

  Real Estate Investments:
  Land                                 $1,659,065            $11,065
  Buildings, Improvements and
    Equipment, net of
    accumulated depreciation of
    $80,000 and -0-,
    respectively                        6,155,971                -0-
                                         ________           ________
   Total Real Estate Investments        7,815,036             11,065


  Loans Receivable, net of
    allowance for losses of
    $58,770 and -0-,
    respectively                       2,397,698          3,048,708
  Cash and Cash Equivalents              607,443             92,450
  Accounts Receivable                    157,292             47,705
  Securities Available for Sale,
    at Fair Value:
    Federal National Mortgage
     Association                       5,327,937          5,967,189
    Government National Mortgage
     Association                         205,533            250,125
    Other Securities Available
     for Sale                          6,123,300          6,059,984
   Inventory                             253,404                -0-
   Prepaid Expenses and Other
    Current Assets                        35,283             17,310
   Unamortized Financing Costs           114,874                -0-
                                      __________         __________
      TOTAL ASSETS                   $23,037,800        $15,494,536
                                      ==========         ==========



        See Accompanying Independent Auditors' Report and
           Notes to Consolidated Financial Statements

                  MONMOUTH CAPITAL CORPORATION
               CONSOLIDATED BALANCE SHEETS (CONT.)

                                       December 31,     March 31,
                                          2001            2001
  LIABILITIES AND SHAREHOLDERS'
             EQUITY

Mortgages Payable                      $5,719,724      $      -0-
Accounts Payable and Accrued Expenses     158,711         129,615
Loans Payable                           9,449,933       8,873,565
Other Liabilities                          34,657          27,514
                                       __________       _________
      Total Liabilities                15,363,025       9,030,694
                                       __________       _________
Minority Interest                         349,053             -0-
                                       __________       _________
Shareholders' Equity:
  Common Stock (par value $1.00
    per share; Authorized
    10,000,000 shares; issued
    and outstanding 1,697,014
    and 1,573,790 shares
    respectively                       1,697,014       1,573,790
  Additional Paid-In Capital           3,640,737       3,409,497
  Accumulated Other
    Comprehensive
    Income                             1,689,134       1,166,296
   Retained Earnings                     298,837         314,259
                                       _________       _________
      Total Shareholders' Equity       7,325,722       6,463,842
                                       _________       _________
      TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY        $23,037,800     $15,494,536
                                     ===========     ===========


        See Accompanying Independent Auditors' Report and
           Notes to Consolidated Financial Statements

                  MONMOUTH CAPITAL CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME

                                                 For the Years Ended
                                                      March 31,
                             For the Short
                               Year Ended
                           December 31, 2001      2001          2000
Income:
  Sales of Manufactured
   Homes                              $35,500   $4,790,693   $4,759,648
  Interest and Dividend
Income                                947,491      875,778      388,709
  Rental Income                       206,170       10,610      184,547
  Other Income                        255,002      154,239      121,012
                                    _________    _________    _________
      Total Income                  1,444,163    5,831,320    5,453,916
                                    _________    _________    _________
Expenses:
Cost of Sales of
Manufactured Homes                     33,836    4,192,175    3,974,912
Selling Expense                           -0-      425,620      474,134
Salaries and Employee
  Benefits                            136,346      254,518      315,290
Professional Fees                      86,201      129,590      126,299
Interest Expense                      373,159      364,690      152,509
Other Expenses                        397,022      539,427      641,991
                                    _________    _________    _________
      Total Expenses                1,026,564    5,906,020    5,685,135
                                    _________    _________    _________
Gain (Loss) Before Gain on
Sale of Real Estate                   417,598     (74,700)    (231,219)
Investment and Minority
Interest
Minority Interest                      19,393          -0-          -0-
Gain on Sale of Real
  Estate Investment                       -0-          -0-      245,419
                                   __________    _________    _________
NET INCOME (LOSS)                    $398,205    $(74,700)      $14,200
                                   ==========    =========    =========
NET INCOME (LOSS) PER
  SHARE-BASIC AND DILUTED              $ .025     $ (0.05)       $ 0.01
                                   ==========    =========    =========
WEIGHTED AVERAGE
  SHARES OUTSTANDING:
      BASIC                         1,597,213    1,534,759    1,516,528
                                   ==========    =========    =========
      DILUTED                       1,602,787    1,534,759    1,516,528
                                   ==========    =========    =========

        See Accompanying Independent Auditors' Report and
           Notes to Consolidated Financial Statements

                  MONMOUTH CAPITAL CORPORATION
         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                      Additional
                          Common        Stock          Paid-In
                          Number        Amount         Capital

Balance March 31,1999      1,513,891     $1,513,891      $3,304,657

 Common Stock Issued
with the DRIP*                 8,389          8,389          14,689
Net Income                       -0-            -0-             -0-
Distributions                    -0-            -0-             -0-
Unrealized Net Holding
Losses on Securities
Available for Sale               -0-            -0-             -0-
                           _________      _________       _________
Balance March 31,2000      1,522,280      1,522,280       3,319,346

Common Stock Issued
  with the DRIP*              51,510         51,510          90,151
Net Loss                         -0-            -0-             -0-
Distributions                    -0-            -0-             -0-
Unrealized Net Holding
  Losses on Securities
  Available for Sale             -0-            -0-             -0-
                           _________      _________       _________
 Balance March 31,2001     1,573,790      1,573,790       3,409,597

 Common Stock Issued
with DRIP                    123,224        123,224         231,240
  Net Income                     -0-            -0-             -0-
  Distributions                  -0-            -0-             -0-
Unrealized Net Holding
  Losses on Securities
  Available for Sale             -0-            -0-             -0-
                           _________     __________       _________
 Balance December 31,
2001                       1,697,014     $1,697,014      $3,640,737
                           =========     ==========       =========

*Dividend Reinvestment and Stock Purchase Plan


        See Accompanying Independent Auditors' Report and
           Notes to Consolidated Financial Statements

                            Page 23A

                  MONMOUTH CAPITAL CORPORATION
         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                             Accumulated
                             Other Com-                    Compre-
                             prehensive      Retained      hensive
                             Income          Earnings       Income

Balance March 31,1999            $3,083    $526,592

Common Stock Issued with
the DRIP*                         -0-         -0-
Net Income                        -0-        14,200       $14,200
Distributions                     -0-       (75,710)
Unrealized Net Holding
Losses on Securities
Available for Sale
                                (35,912)       -0-        (35,912)
                               _________    ________     ________
Balance March 31,2000           (32,829)     465,082     $(21,712)
                                                         ========
Common Stock Issued
  with the DRIP*                  -0-          -0-
Net Loss                          -0-        (74,700)     (74,700)
Distributions                     -0-        (76,123)
Unrealized Net Holding
  Losses on Securities
  Available for Sale          1,199,125        -0-      1,199,125
                              _________     ________    _________
Balance March 31, 2001        1,166,296      314,259   $1,124,425
                                                        =========
 Common Stock Issued with
DRIP                              -0-          -0-
 Net Income                       -0-        398,205     $398,205
  Distributions                   -0-       (413,627)
Unrealized Net Holding
  Losses on Securities
  Available for Sale           522,838         -0-        522,838
                             _________     _________     ________
 Balance December 31,
2001                        $1,689,134      $298,837     $921,043
                             =========     =========     ========

*Dividend Reinvestment and Stock Purchase Plan


        See Accompanying Independent Auditors' Report and
           Notes to Consolidated Financial Statements
                            Page 23B

                MONMOUTH CAPITAL CORPORATION
            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   For the Years Ended
                                  For the Short          March 31,
                                   Year Ended
                                   December 31,
                                     2001           2001        2000
CASH FLOWS FROM OPERATING
ACTIVITIES
 Net Income                         $398,205     $(74,700)    $14,200
 Adjustments to reconcile net
income to net cash provided by
operating activities:
  Income Allocated to Minority        19,393        -0-         -0-
    Interest
  Depreciation and Amortization       81,500       60,519      79,908
  Provision for Loan Losses          134,400        -0-         -0-
  Gain on Sale of Securities        (254,684)     (31,598)    (16,841)
Available for Sale
  Gain on Sale of Real Estate
    Investments                        -0-          -0-      (245,419)
Changes In Operating Assets and
    Liabilities:
    Accounts Receivable             (109,587)      82,893      15,472
    Inventory                          -0-        489,317     391,761
    Prepaid Expenses and Other
      Current Assets                 (17,973)      25,297       3,370
    Accounts Payable and Accrued
      Expenses                        29,096     (330,397)    320,056
    Other Liabilities                  7,143      (42,879)     (8,850)
                                   _________     ________   _________
Net Cash Provided  by Operating
    Activities                       287,493      178,452     553,657
                                   _________     ________   _________
CASH FLOWS FROM INVESTING
    ACTIVITIES
    Loans Made                        -0-      (1,291,195)   (609,962)
    Collections and Other
       Decreases in Loans
       Receivable                    263,206      747,291     793,403
    Purchase of Securities
       Available for Sale           (204,907)  (8,198,342) (2,852,770)
    Proceeds from Sales and
       Other Decreases in
       Securities Available for
       Sale                        1,602,957      225,674     116,581
    Additions to Real Estate
      Investments                 (7,883,971)    (103,430)   (171,437)
    Proceeds from Sale of Real
      Estate Investments               -0-        389,834   1,257,343
    Disposition of Inventory           -0-      2,261,624       -0-
                                   _________    _________   _________
Net Cash  Used  by Investing
Activities                        (6,222,715)  (5,968,544) (1,466,842)
                                   _________    _________   _________
CASH FLOWS FROM FINANCING
ACTIVITIES
    Proceeds from Mortgages        5,736,250         -0-        -0-
    Proceeds from Loans              900,000         -0-        -0-
    Net Increase (Decrease) in
      Margin Loans Payable and
      Inventory Financing           (323,632)    5,609,061  1,071,161
    Principal Payments of
      Mortgages                      (16,526)        -0-        -0-
    Financing Costs on Debt         (116,374)        -0-        -0-
    Increase in Minority
      Interest                       329,660         -0-        -0-
    Dividends Paid                  (320,264)      (54,973)   (54,142)
    Proceeds from the Issuance
      of Class A Common Stock        261,101       120,511      1,510
                                   _________     _________  _________
Net Cash Provided by Financing
Activities                         6,450,215     5,674,599  1,018,529
                                   _________     _________  _________
Net Increase (Decrease) in Cash and
Cash Equivalents                     514,993      (115,493)   105,344
Cash and Cash Equivalents at
Beginning of Year                     92,450       207,943    102,599
                                   _________    __________  _________
Cash and Cash Equivalents at End
   of Year                          $607,443       $92,450   $207,943

                                   =========    ==========  =========

        See Accompanying Independent Auditors' Report and
           Notes to Consolidated Financial Statements

                  MONMOUTH CAPITAL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001


NOTE 1 - CHANGE IN YEAR END TO CALENDAR YEAR

      On September 26, 2001 Monmouth Capital Corporation (the Company) adopted a change from a fiscal year end of March 31 to a calendar year end, effective for the short year ended December 31, 2001. Form 8-K was filed with the Securities and Exchange Commission.

      For  purposes  of  this  Annual  Report,  the  Company  has furnished consolidated financial statements for the preceding fiscal year ended March 31, 2001. The Company does not believe that seasonality has a material adverse effect on the comparability of information or trends reflected by the consolidated financial statements. The Company has also furnished Pro Forma financial information for the corresponding period of the prior year (See Note 14).

      In conjunction with the change in year end, the Company intends to elect to be taxed as a real estate investment trust
(REIT) effective for the transition period ended December 31, 2001.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principals of Consolidation and Minority Interests

      The Company formed a wholly-owned subsidiary, The Mobile Home Store, Inc. (MHS), to finance and sell manufactured homes. MHS was incorporated in the State of New Jersey on July 28, 1993. MHS was merged into the Company on December 6, 2001. The Company consolidates the results of certain operations that have minority interest. All inter-company transactions and balances have been eliminated in consolidation.

Description of the Business

      The Company is a corporation organized in New Jersey which commenced operations in 1961. Prior to fiscal 1994, the Company was an investment company under the Investment Company Act of 1940 and a small business investment company licensed under the Small Business Investment Company Act of 1958.

     During fiscal 1994, the Company formed MHS to finance and sell manufactured homes at manufactured home communities owned by United Mobile Homes, Inc. (United), a related real estate investment trust (REIT). On March 30, 2001, the Company sold all of its existing inventory to United at the Company's carrying value. The Company exited the manufactured home sales business since it proved to be unprofitable.

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

     On December 20, 2001, the Company purchased a 59,425 square foot warehouse facility in White Bear Lake, Minnesota from Jones
Development Company, LLC, an unrelated entity.

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

Buildings, Improvements and Equipment

      Buildings, Improvements and Equipment are stated at the lower of depreciated cost or net realizable value. Depreciation is computed based on the straight-line method over the estimated useful life of the assets (39 years). If there is an event or change in circumstances that indicates that the basis of an investment property may not be recoverable, management assesses the possible impairment of value through evaluation of the estimated future cash flows of the property, on an undiscounted basis, as compared to the property's current carrying value. A property's carrying value would be adjusted, if necessary, to reflect an impairment in the value of the property.

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

Inventories

     Inventories, consisting of manufactured homes for sale, are valued at the lower of cost, which includes costs associated with the repossession of a home, or market value and are determined by the specific identification method. All inventories were considered finished goods.

Income Taxes

     The Company will elect to be taxed as a REIT under Sections 856-858 of the Internal Revenue Code. The Company will not be taxed on the portion of its income which is distributed to shareholders, provided it distributes at least 90% of its taxable income, has at least 75% of its assets in real estate investments and meets certain other requirements for qualification as a REIT. Additionally, at April 1, 2001, the Company had certain assets with built-in gains. If these assets are sold within a ten-year period, any gain may be taxable.

     The  Company  previously  accounted  for  income  taxes   in
accordance  with  Statement  of  Financial  Accounting  Standards
(SFAS) No. 109, "Accounting for Income Taxes". Income taxes were accounted for by the asset/liability method.

Net Income Per Share

      Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period (1,597,213, 1,534,759 and 1,516,528, respectively). Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method (See Note 7). Options in the amount of 5,574, -0- and -0- are included in the diluted weighted average shares outstanding for December 31, 2001, March 31, 2001, and March 31, 2000, respectively.


Reclassifications

     Certain amounts in the consolidated financial statements for the  prior  periods  have been reclassified  to  conform  to  the
statement    presentation   for   the   current   year.     These
reclassifications have no effect on net income.

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

NOTE 3 - REAL ESTATE INVESTMENTS

     On July 20, 2001, Palmer Terrace Realty Associates, LLC (Palmer Terrace), a 51% owned subsidiary of the Company, purchased a 59,400 square foot warehouse facility in Carlstadt, New Jersey from WXIII/MWL Real Estate Limited Partnership, an unrelated entity. This warehouse facility is 100% net leased to Macy's East, Inc., an Ohio corporation. The purchase price, including closing costs, was approximately $3,200,000. Palmer Terrace paid approximately $860,000 in cash and obtained a mortgage of approximately $2,340,000. This mortgage payable is at an interest rate of 7.75% and is due August 15, 2021.

     On December 20, 2001, the Company purchased a 59,425 square foot warehouse facility in White Bear Lake, Minnesota from Jones Development Company, LLC, an unrelated entity. This warehouse facility is 100% net leased to Federal Express Corporation. The purchase price, including closing costs, was approximately $4,800,000. The Company paid approximately $300,000 in cash, borrowed approximately $1,100,000 against its securities portfolio and obtained a mortgage of approximately $3,400,000. This mortgage is at an interest rate of 7.04% and is due January 1, 2012.

      The following is a summary of the cost and accumulated depreciation of the Company's land, buildings, improvements and equipment at December 31, 2001:

                                         Building,
                                       Improvements,
December 31,                                and        Accumulated
 2001                         Land       Equipment     Depreciation

Tennessee    Vacant Land   $              $      -0-        $    -0-
                              11,065
New Jersey   Industrial      623,000       2,491,971          32,000
             Building
Minnesota    Industrial    1,025,000       3,744,000          48,000
             Building
                           _________       _________       _________
             TOTAL        $1,659,065      $6,235,971        $ 80,000

                           =========       =========        ========


      At March 31, 2001, the Company's real estate investments consisted of the vacant land in Tennessee at a cost of $11,065.

NOTE 4 - LOANS RECEIVABLE

      The following is a summary of the loans held by the Company at December 31, 2001 and March 31, 2001:

                                                Balance
                      Rate      Date     12/31/01     3/31/01

Financed
 Manufactured Homes  10%-15%   various   $2,409,734  $3,021,188
Other                various   various       46,734      27,520
                                          _________   _________
Total Loans
 Receivable                               2,456,468   3,048,708
Allowance for
 Losses                                      58,770         -0-
                                          _________   _________
Net Loans
 Receivable                              $2,397,698  $3,048,708
                                          =========   =========

     During 1994, MHS began selling manufactured home units and financing these sales. At December 31, 2001 and March 31, 2001, financed manufactured homes consist of 112 and 138 loans, respectively. These loans range from approximately $300 to approximately $60,000. Loans receivable for financed manufactured homes are secured by the property financed. Generally, the terms of the loans do not exceed 20 years.

NOTE 5 - SECURITIES AVAILABLE FOR SALE

     The following is a summary of investments in debt and equity securities at December 31, 2001:

          Description            Shares     Cost     Fair Value

Equity Securities-Preferred
Stock:
Apartment Inv and Management
 Co 10%                            1,000  $  26,220    $  25,900
Associated Estates Realty
 Corp 9.75% Class A               19,500    310,459      485,550
Crescent Real Estate
 Equities Co  6.75%                 2000     27,266       38,700
Crown American Realty Trust 11%   20,200    730,605    1,045,277
Equity Inns Inc 9.5% Series A     12,400    201,783      275,776
Equity Office Properties Trust
 8.98% Series A                    1,000     21,995       25,500
Felcor Lodging Trust Inc 1.95%    16,000    281,072      374,240
Felcor Lodging Trust Inc. 9%       4,000     66,520       81,600
 Series B
G&L Realty Corp 10.25% Series A    1,000     15,683       17,650
Glenborough Realty Trust 7.75%
 Series A                          6,000     87,823      126,600
Glimcher Realty Trust 9.25%
 Series B                          4,000     62,418       98,000
Healthcare Property Investors
 7.875% Series A                   3,000     50,860       75,450
Healthcare Property Investors
 8.7% Series B                     8,000    133,417      196,800
Highwoods Properties Inc 8%
 Series D                          1,000     17,170       23,340
Hospitality Properties Trust
 9.5% Series A                     6,400    127,413      163,968
Innkeepers USA Trust 8.625%
 Series A                         10,000    182,513      232,500
Instar Financial Inc. 8%
 Series D                          4,500     80,915       96,075
JDN Realty Corp 9-3/8% Series A   14,000    253,484      346,780
Kramont Realty Trust 9.5%         22,700    382,548      544,800
 Series D
Mid America Apartment
 Communities Inc. 9.5% Series A   12,500    219,501      314,375
Mid America Apartment
 Communities Inc 8.825%
 Series B                          1,200     24,525       29,976

                             Page 30




          Description            Shares     Cost      Fair Value

New Plan Excel Realty Trust
 8.5% Series A                     1,000      20,558       25,500
New Plan Excel Realty Trust
 8.625% Series B                   2,000      38,990       49,800
Prime Retail Inc. Series B         1,000       5,185        3,000
Sovran Self Storage Inc
 9.85% Series B                    1,000      19,245       26,500
Thornburg Mortgage Asset
 Corp 9.68% Series A               1,700      33,423       44,880
Vornado Realty Trust 8.5%          1,000      19,683       25,050
 Series C
                                           _________    _________
Total  Equity Securities  -
 Preferred Stock                           3,441,274    4,793,587
                                           _________    _________
Equity Securities-Common Stock:
Annaly Mortgage Management Inc.    7,500      66,115      120,000
HRPT Properties Trust              4,000      28,150       34,640
LaSalle Hotel Properties           1,000      12,308       11,740
New Plan Excel Realty Trust Inc    5,000      70,188       95,250
Sizeler Properties Investors
 Inc                             102,000     789,217      920,040
Tork Time Control Inc              1,500      10,125       14,063
United Mobile Homes, Inc.
 (a related entity)               11,000      84,826      133,980
                                           _________    _________
Total Equity Securities-
  Common Stock                             1,060,929    1,329,713
                                           _________    _________
Total Equity Securities                    4,502,203    6,123,300
                                           _________    _________

Debt Securities:
Federal National Mortgage
 Association 6.09% 7/1/39                  4,512,639    4,579,156
Federal National Mortgage
 Association 6.86% 11/1/30                   743,188      748,781
Government National Mortgage
 Association 6.5% 2/20/14                    209,606      205,533
                                           _________    _________
Total Debt Securities                      5,465,433    5,533,470
                                           _________    _________
Total Securities Available                $9,967,636  $11,656,770
 for Sale
                                           =========   ==========


     The following is a summary of investments in debt and equity securities at March 31, 2001:


          Description            Shares      Cost      Fair Value

Equity Securities-Preferred
Stock:
Associated Estates Realty Corp
  9.75% Class A                   19,500    $ 310,459    $ 413,400
Camden Property Trust $2.25        1,000       22,000       25,850
 Series A
Crescent Real Estate Equities      2,000       27,266       34,200
 Co  6.75%
Crown American Realty Trust 11%   20,200      731,032      896,791
Equity Inns Inc 9.5% Series A     12,400      201,783      250,852
Equity Office Properties Trust
 8.98% Series A                    1,000       21,995       25,230
Felcor Lodging Trust Inc 1.95%     4,000      281,072      358,400
Felcor Lodging Trust Inc. 9%      16,000       66,520       78,800
 Series B
First Industrial Rlty Trust        2,000       44,925       50,040
 9.5%  Series A
G&L Realty Corp 10.25% Series A    1,000       15,683       17,000
Glenborough Realty Trust 7.75%     6,000       87,823      116,100
 Series A
Glimcher Realty Trust 9.25%        4,000       62,418       78,800
 Series B
Healthcare Property Investors
 7.875% Series A                   8,000      133,417      176,000
Healthcare Property Investors
 8.7% Series B                     3,000       50,860       70,800
Highwoods Properties Inc 8%
 Series D                          1,000       17,170       21,980
Hospitality Properties Trust
 9.5% Series A                     6,400      127,413      157,504
Innkeepers USA Trust 8.625%
 Series A                          8,000      145,273      156,400
Instar Financial Inc. 9 3/8
 Series B                         17,000      267,504      369,750
Instar Financial Inc. 9.2%
 Series C                          1,000       15,245       21,750
Instar Financial Inc. 8%
 Series D                          2,000       32,115       37,800
JDN Realty Corp 9-3/8% Series A   13,600      244,989      290,632
Kramont Realty Trust 9.5%
 Series D                         22,700      382,548      463,080
Mid America Apartment
Communities Inc. 9.5% Series A     1,200       24,525       27,180
Mid America Apartment
 Communities Inc 8.825%
 Series B                         12,500      219,501      267,500



          Description            Shares          Cost   Fair Value

New Plan Excel Rlty Trust 8.5%
 Series A                          1,000       20,558       24,250
New Plan Excel Rlty Trust
 8.625% Series B                   2,000       38,990       46,400
Prime Group Realty Trust 9%
 Series B                          3,000       48,040       55,500
Prime Retail Inc. Series B         1,000        5,185        4,240
Sovran Self Storage Inc 9.85%
 Series B                          1,000       19,245       24,800
Thornburg Mortgage Asset Corp
 9.68% Series A                    1,700       33,423       40,460
United Dominion Realty Trust
 9.25% Series A                    4,000       75,497       98,400
United Dominion Realty Trust
 8.6% Series B                     2,000       35,646       49,640
Vornado Realty Trust 8.5%
 Series C                          1,000       19,683       24,500
                                           __________   __________
Total Equity Securities -
 Preferred Stock                            3,829,803    4,774,029
                                           __________   __________
Equity Securities-Common Stock:
Annaly Mortgage Management Inc.    7,500       66,115       84,450
HRPT Properties Trust              4,000       28,150       33,120
LaSalle Hotel Properties           1,000       12,308       16,190
New Plan Excel Realty Trust Inc    5,000       70,188       80,000
Pennsylvania Real Estate
 Investment Trust                  5,000       82,300      105,000
Sizeler Properties Investors
 Inc                              92,600      706,057      816,732
Tork Time Control Inc              1,500       10,125       14,063
United Mobile Homes, Inc.
 (a related entity)               11,000       84,826      136,400
                                           __________   __________
Total Equity Securities-
  Common Stock                              1,060,069    1,285,955
                                           __________   __________
Total Equity Securities                     4,889,872    6,059,984
                                           __________   __________
Debt Securities:
Federal National Mortgage
 Association 6.09% 7/1/39                   4,968,079    4,968,079
Federal National Mortgage
 Association 6.86% 11/1/30                    999,110      999,110
Government National Mortgage
 Association 6.5% 2/20/14                     253,941      250,125
                                           __________   __________
Total Debt Securities                       6,221,130    6,217,314
                                           __________   __________
Total Securities Available                $11,111,002  $12,277,298
 for Sale
                                           ==========   ==========

                             Page 33

NOTE 6 - MORTGAGES PAYABLE AND LOANS PAYABLE

     Mortgages Payable

      The following is a summary of mortgages payable at December
31, 2001:

                                                Balance
          Property       Rate    Maturity      12/31/01

     New Jersey          7.75%     2021      $2,319,724
     Minnesota           7.04%     2011       3,400,000
                                             __________
       Total Mortgages
           Payable                           $5,719,724
                                              =========

      Principal on the foregoing debt is scheduled to be paid as follows:

                2002                   $173,306
                2003                    197,705
                2004                    212,509
                2005                    228,425
                2006                    245,536
             Thereafter               4,662,243
                                     __________
                                     $5,719,724
                                      =========

     Loans Payable

     The Company purchases securities on margin. At December 31, 2001 and March 31, 2001, the margin loans amounted to $8,549,933 and $8,873,565, respectively. The interest rate was 3.875% at December 31, 2001 and ranged from 5.05% to 6.75% at March 31, 2001. These loans were secured by investment securities with a market value of $11,656,770 and $12,277,298, respectively. These margin loans are due on demand.

     On August 31, 2001 the Company received a $500,000 loan from Two Rivers Bank. This loan is at an interest rate of based on five-year Treasury note plus 2.75% and is due on August 31, 2003. This loan is personally guaranteed by Eugene W. Landy, Chairman and President.

     On  December 18, 2001, the Company received a $400,000  loan
from   United,  secured  by  loans  receivable  of  approximately
$600,000. This loan is at an interest rate of 10% and is due on December 18, 2006.

NOTE 7 - EMPLOYEE STOCK OPTION PLAN

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

     The Company elected to continue following APB Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized. Had compensation cost been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts as follows:

                                  12/31/01    3/31/01   3/31/00

 Net Income (Loss)  As Reported   $398,205  $(74,700)   $14,200
                    Pro forma      369,916   (91,281)     (498)

 Net Income (Loss)  As Reported        .25      (.05)       .01
   Per Share        Pro forma          .22      (.06)       -0-

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants; dividend yield of .3 percent; expected volatility of 25 percent; risk-free interest rates of 6.5 percent; and expected lives of eight years for the short year ended December 31, 2001 and five years ended March 31, 2001 and 2000.

     A summary of the status of the Company's stock option plans as of December 31, 2001, March 31, 2001 and March 31, 2000, and changes during the periods then ended are as follows:


                         12/31/01           3/31/01             3/31/00
                         Weighted          Weighted            Weighted
                          Average           Average             Average
                         Exercise          Exercise
                Shares     Price   Shares    Price    Shares   Exercise
                                                                  Price
Outstanding at
 beginning of
 period          90,000      $2.86  70,000     $2.93   115,000     $2.96
Issued           50,000       3.30  20,000      2.62       -0-       -0-
Expired/
 Cancelled          -0-        -0-     -0-       -0-  (45,000)      3.00
                _______             ______             _______
Outstanding at
 end of period  140,000       3.02  90,000      2.86    70,000      2.93
                =======             ======             =======

Weighted-
 average fair
 value of
 options
 granted
 during the
 year                         1.57               .94                 -0-
                             =====             =====               =====
     The following is a summary of stock options outstanding as of December 31, 2001:

                            Number
     Date of   Number of      of      Option    Expiration
      Grant    Employees    Shares     Price       Date

     4/8/98        2         20,000    2.75    4/8/03
     9/28/98       1         50,000    3.00    9/28/03
     10/4/00       2         20,000    2.625   10/4/05
     10/4/01       1         50,000    3.30    10/4/09
                            _______
                            140,000
                            =======

      As  of   December 31, 2001,  there   were  160,000   shares
available for grant under the Plan.


NOTE 8 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

      Effective August 28, 1995, the Company implemented a Dividend Reinvestment and Stock Purchase Plan (DRIP). Under the terms of the DRIP, shareholders who participate may reinvest all or part of their dividends in additional shares of the Company at approximately 95% of the market price.

       Shareholders may also purchase additional shares at approximately 95% of its market price by making optional cash payments. For the short year ended December 31, 2001 and for the years ended March 31, 2001 and 2000, the Company received
$354,464, $141,661 and $23,078 from the DRIP, respectively. There were 123,224, 51,510 and 8,389 new shares issued, respectively.

      On December 17, 2001, the Company paid $413,627 as a dividend of $.25 per share to shareholders of record November 15, 2001.

NOTE 9 - INCOME TAXES

      The  Company  has elected to be taxed as a REIT.    As  the
Company has not distributed all of its income currently, a provision for federal excise and other taxes of $35,193 has been made for the short year ended December 31, 2001.

NOTE 10 - PAYMENTS TO AFFILIATED PERSONS AND RELATED PARTY
          TRANSACTIONS

      Management currently operates Monmouth Real Estate  Invest-
ment   Corporation   and   United  Mobile Homes, Inc., two REITs.
Certain overhead expenses  are  shared  among these companies.

Payments to Affiliated Persons

      Total payments to all officers, directors and affiliated persons during the short year ended December 31, 2001 and the fiscal years ended March 31, 2001, and 2000 amounted to $50,300, $98,000, $98,800, respectively. Eugene W. Landy, President of the Company, received $39,100, $53,200 and $53,200 in salary, management and director fees.

Transactions with United Mobile Homes, Inc.

      MHS had rental expenses to United. United owns and operates manufactured home communities. Seven Directors of the Company are also Directors and shareholders of United. MHS paid United market rent on sites where MHS had a home for sale. Total site rental expense to United amounted to $22,690, $82,087, and $161,377, respectively, for the short year ended December 31, 2001 and for the years ended March 31, 2001 and 2000. MHS also leased space from United to be used as sales lots, at market rates, at most of United's communities. Total rental expense relating to these sales lots amounted to $-0-, $153,480, and $145,670 for the short year ended December 31, 2001 and for the years ended March 31, 2001 and 2000, respectively.

      During the years ended March 31, 2001 and 2000, MHS acquired certain inventory from United. These purchases amounted to $124,890 and $64,984, representing 3% and 2%, respectively, of total purchases made by MHS during fiscal 2001 and 2000. This inventory was available through United, but could have been acquired from a third-party at approximately the same cost.

     During fiscal 2001 and 2000, MHS sold to United 10 and 21 homes, respectively, for a total sales price of $161,487 and $437,137 respectively, at MHS's cost. These sales represented 3% and 9%, respectively, of total sales made by MHS. These manufactured homes were available through MHS, but could have been acquired by United from a third party at approximately the same price.

      In  addition to the above sales, on March 30, 2001,  United purchased  at  carrying value all of the remaining  inventory  of
MHS.   This  amounted  to $2,261,624.  United  also  assumed  the inventory financing of $ 1,833,871.

NOTE 11 - GROUP CONCENTRATIONS OF CREDIT RISK

      The Company's loan portfolio is diversified. Generally, loans are collateralized by the manufactured homes. At December
31, 2001 and March 31, 2001, all loans were secured.

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

      The fair value of cash and cash equivalents and loans receivable approximates their current carrying amounts since all such items are short-term in nature. The fair value of securities available for sale is based upon quoted market values (See Note
5). The fair value of mortgages payable and loans payable approximates their current carrying amounts since such amounts payable are at a current market rate of interest.

NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION

      Cash paid during the short year ended December 31, 2001 and the years ended March 31, 2001 and 2000 for interest and taxes are as follows:

                      12/31/01       3/31/01          3/31/00

Interest            $373,159         $364,690        $152,509

Taxes                 $8,193          $13,071          $5,643



      During the short year ended December 31, 2001 and the years
ended   March  31,  2001  and  2000  the  Company  had   dividend
reinvestments  of  $93,363, $21,150 and   $21,568,  respectively,
which required no cash transfers.

      During the year ended March 31, 2000, the Company wrote off
$65,000 of a non-performing loan against the Allowance for Losses and transferred the remaining balance of $110,231 to Building, Improvements and Equipment.

       During the short year ended December 31, 2001, the collateral for loans receivable of $253,404 was repossessed and placed in inventory.

NOTE 14 - PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

       The   following  is  the  unaudited  pro  forma  financial
information  for the comparable prior year period ended  December
31, 2000:

     Total Income                      $4,274,921

     Total Expenses                     4,289,491
                                        _________
     Net Loss                          $ (14,570)
                                        =========

                           SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MONMOUTH CAPITAL CORPORATION


                              BY:  /s/  Eugene W. Landy
                                      EUGENE W. LANDY
                                      President
Dated:     March 16, 2002

      Pursuant to the requirements of the Securities and Exchange
Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                                Title              Date

/s/  Eugene W. Landy      President and
EUGENE W. LANDY            Director           March 16, 2002

                          Secretary/
/s/  Ernest V. Bencivenga  Treasurer
ERNEST V. BENCIVENGA       and Director       March 16, 2002

/s/  Anna T. Chew         Controller and
ANNA T. CHEW               Director           March 16, 2002

/s/  Charles P. Kaempffer
CHARLES P. KAEMPFFER      Director            March 16, 2002

/s/  Michael P. Landy
MICHAEL P. LANDY          Director            March 16, 2002

/s/  Samuel A. Landy
SAMUEL A. LANDY           Director            March 16, 2002

/s/  Robert G. Sampson
ROBERT G. SAMPSON         Director            March 16, 2002

/s/  Eugene Rothenberg
EUGENE ROTHENBERG         Director            March 16, 2002