Form 10-Q
period 2002-03-31
MONMOUTH CAPITAL CORP
filed 2002-05-15
CIK 67618

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

(Mark One)

(  X  ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

(    )  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ____________  to______________

For the Quarter ended                 Commission File No.
  March 31, 2002                            0-24282

                  MONMOUTH CAPITAL CORPORATION
     (Exact Name of Registrant as Specified in its Charter)

               New Jersey                         21-0740878
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)              Identification No.)

Juniper Business Plaza,3499 Route 9 North, Suite 3-C,Freehold, NJ
                                                         07728
 (Address of Principal Executive Office)              (Zip Code)

Registrant's telephone number, including area code:(732) 577-9981
_________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

The  number of shares or other units outstanding of each  of  the issuer's  classes of securities as of May 1, 2002  was  1,828,695 shares.

                  MONMOUTH CAPITAL CORPORATION
              FOR THE QUARTER ENDED MARCH 31, 2002


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

     PART II - OTHER INFORMATION                        11

     SIGNATURES                                         12

                  MONMOUTH CAPITAL CORPORATION
                   CONSOLIDATED BALANCE SHEETS

                                         March 31,      December 31,
                ASSETS                      2002          2001
                                           ___________  ___________
Real Estate Investments:
Land                                      $1,659,065   $1,659,065
Buildings, Improvements and Equipment,
  net of accumulated depreciation of
  $116,302 and  $80,000, respectively      6,119,669    6,155,971
                                           ___________  ___________
  Total Real Estate Investments            7,778,734    7,815,036

Cash and Cash Equivalents                    261,619      607,443
Securities Available for Sale, at Fair
  Value:
   Federal National Mortgage Association   4,621,957    5,327,937
   Government National Mortgage
    Association                              190,472      205,533
   Other Securities Available for Sale     6,695,395    6,123,300
Accounts Receivable                           26,390      157,292
Loans Receivable, net of allowance for
 losses of $71,641 and $58,770,
 respectively                              2,226,244    2,397,698
Inventory                                    345,213      253,404
Prepaid Expenses and Other Current Assets      2,670       35,283
Other Assets                                 129,810      114,874
                                         ___________  ___________
  TOTAL ASSETS                           $22,278,504  $23,037,800
                                         ===========  ===========

                           -UNAUDITED-
       See Notes to the Consolidated Financial Statements

                  MONMOUTH CAPITAL CORPORATION
              CONSOLIDATED BALANCE SHEETS (CONT'D.)

                                         March 31,    December 31,
                                             2002         2001
                                         ___________  ___________
 LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgages Payable                           $5,685,605   $5,719,724
Accounts Payable and Accrued Expenses          321,375      158,711
Loans Payable                                8,218,826    9,449,933
Other Liabilities                               27,868       34,657
                                           ___________  ___________
  Total Liabilities                         14,253,674   15,363,025
                                           ___________  ___________
Minority Interest                              352,163      349,053
                                           ___________  ___________
Shareholders' Equity:
   Common Stock(par value $1.00 per
     share; authorized 10,000,000
     shares; issued and outstanding
     1,767,213 and 1,697,014 shares
     respectively                            1,767,213    1,697,014
   Additional Paid-In Capital                3,770,575    3,640,737
Accumulated Other Comprehensive
  Income                                     1,709,868    1,689,134
Retained Earnings                              425,011      298,837
                                           ___________  ___________
   Total Shareholders' Equity                7,672,667    7,325,722
                                           ___________  ___________
 TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                                  $22,278,504  $23,037,800
                                           ===========  ===========




                           -UNAUDITED-
          See Notes to the Consolidated Financial Statements

                   MONMOUTH CAPITAL CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME


                                THREE MONTHS

                                  March 31,  March 31,  March 31,
                                     2002       2001      2000
                                   _______    _______    _______
Income:
   Interest and Dividend Income  $  278,755 $  255,283 $  133,970
   Rental and Occupancy Charges     215,770      1,223     49,602
   Sales of Manufactured Homes        1,500  1,258,560    797,790
   Other Income                     144,165     41,333     33,443
                                  _________  _________  _________
      Total Income                  640,190  1,556,399  1,014,805
                                  _________  _________  _________
Expenses:
  Cost of Sales of  Manufactured
   Homes                              1,500  1,098,035    716,175
  Selling Expense                       -0-    139,793    135,380
  Salaries and Employee Benefits        -0-     83,190     87,428
  Professional Fees                  95,107     34,978     49,134
  Interest Expense                  186,398     93,013     46,666
  Depreciation Expense               36,302     28,569     38,780
  Other Expenses                    131,309    138,951    116,366
                                  _________  _________  _________
      Total Expenses                450,616  1,616,529  1,189,929
                                  _________  _________  _________
Income(Loss) Before Gain on Sale
  of Real Estate Investment and
  Minority Interest                 189,574   (60,130)  (175,124)
Gain on Sale of Real Estate
  Investment                            -0-        -0-    245,419
Minority Interest                    13,400        -0-        -0-
                                  _________  _________  _________
INCOME (LOSS) BEFORE  INCOME
   TAXES                            176,174   (60,130)     70,295

INCOME TAXES                         50,000        -0-        -0-
                                  _________  _________  _________
NET INCOME (LOSS)                $  126,174 $  (60,130) $  70,295
                                  =========  =========  =========
NET INCOME (LOSS) PER SHARE
BASIC AND DILUTED                       .07      (.04)        .05
                                  =========  =========  =========
WEIGHTED AVERAGE
   SHARES OUTSTANDING
   Basic                          1,725,576  1,562,835  1,522,144
                                  =========  =========  =========
   Diluted                        1,731,177  1,562,835  1,522,144
                                  =========  =========  =========


                          -UNAUDITED-
         See Notes to Consolidated Financial Statements

                  MONMOUTH CAPITAL CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOW
       FOR THE QUARTER ENDED MARCH 31, 2002, 2001 AND 2000

                                          March 31,    March 31,    March 31,
                                            2002         2001         2000
                                         ___________  ___________   ___________
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income (Loss)                      $    126,174 $  (60,130)  $    70,295
 Income Allocated to Minority Interest        13,400         -0-          -0-
 Depreciation and Amortization                39,401      28,569       38,780
 Provision for Loan Losses                    20,000         -0-          -0-
 Gain on Sale of Securities Available
   for Sale                                 (143,828)    (24,626)     (16,841)
 Gain on Sale of Real Estate
     Investments                                 -0-         -0-     (245,419)
 Changes In Operating Assets and
   Liabilities:
   Accounts Receivable                       130,902     105,774        3,348
   Interest Receivable                           -0-     (18,024)     (18,024)
   Inventory                                     -0-     159,820     (313,988)
   Prepaid Expenses and Other Current
     Assets                                   32,613     22,542        (7,167)
 Accounts Payable and Accrued Expenses       162,664   (505,516)      333,469
 Other Assets and Liabilities               (24,824)    (48,952)      (39,469)
                                          __________  __________   __________
Net Cash Provided  (Used) by Operating
     Activities                              356,502   (340,543)     (195,016)
                                          __________  __________   __________
CASH FLOWS FROM INVESTING ACTIVITIES
 Loans Made                                      -0-   (490,485)     (458,997)
 Collections and Other Decreases in
   Loans Receivable                           59,645     322,259      504,091
 Purchase of Securities Available for
   Sale                                     (705,986) (6,359,172)  (2,153,237)
 Proceeds from Sales and Other
   Decreases in Securities Available
   for  Sale                               1,019,494     156,723       70,536
 Disposition of Inventory                        -0-   2,261,624          -0-
 Proceeds from Sale of Real Estate
   Investments                                   -0-     347,767    1,257,343
 Additions to Land, Building,
    Improvements and Equipment                   -0-     (30,539)       7,004
                                          __________  __________   __________
Net Cash Provided (Used) by Investing
  Activities                                 373,153  (3,791,823)    (773,260)
                                          __________  __________   __________
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase (Decrease) in Loans
  Payable and Inventory Financing         (1,231,107)  4,124,243    1,113,058
Principal Payments of Mortgage               (34,119)        -0-          -0-
Decrease in Minority Interest                (10,290)        -0-          -0-
Proceeds from the Issuance of Class A
  Common Stock                               200,037      40,511        1,009
                                          __________  __________   __________
Net Cash (Used) Provided by Financing
  Activities                              (1,075,479)  4,164,754    1,114,067
                                          __________  __________   __________
Net (Decrease) Increase in Cash             (345,824)     32,388      145,791
Cash at Beginning of Period                  607,443      60,062       62,152
                                          __________  __________   __________
Cash at End of Period                   $    261,619 $     92,450 $    207,943
                                         ===========  ===========  ===========

                           -UNAUDITED-
       See Notes to the Consolidated Financial Statements

                  MONMOUTH CAPITAL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 2002


NOTE 1 - ACCOUNTING POLICY

The interim consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2002 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited financial statements and notes thereto included in the annual report of Monmouth Capital Corporation (the Company) for the year ended December 31, 2001 have been omitted.

On September 26, 2001, the Company adopted a change in fiscal year end from March 31 to December 31, effective for the short year ended December 31, 2001. For purposes of this report, the Company has furnished consolidated financial statements for the corresponding period of the prior years. Certain reclassifications have been made to the financial statements for prior periods to conform to the current period presentation.

The Company has elected to be taxed as a real estate investment trust (REIT). As a REIT, the Company would not be taxed on the portion of its income which is distributed to shareholders, provided it meets certain requirements.

NOTE 2 - NET INCOME PER SHARE

Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. Options in the amount of 5,601 for the quarter ended March 31, 2002 are included in the diluted weighted average shares outstanding.

NOTE 3 - COMPREHENSIVE INCOME

Total comprehensive income, including unrealized gains (loss) on securities available for sale, amounted to $146,908, $871,668 and $58,028 for the quarter ended March 31, 2002, 2001 and 2000, respectively.

NOTE 4 - SECURITIES AVAILABLE FOR SALE AND LOANS PAYABLE

During the three months ended March 31, 2002, the Company purchased $705,986 of securities on margin. The margin loan is at 3.875% and due on demand.

During  the  three months ended March 31, 2002, the Company  sold
$875,666 of securities for a net gain of $143,828 which has been included in Other Income.

NOTE 5 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

For  the  three months ended March 31, 2002, the Company received
$200,037 from the Dividend Reinvestment and Stock Purchase  Plan.
There were 70,199 shares issued, resulting in 1,767,213 shares outstanding.

On March 16, 2002, the Board of Directors declared a dividend of $.35 a share, payable December 16, 2002 to shareholders of record
November 15, 2002.

NOTE 6 - EMPLOYEE STOCK OPTIONS

During the three months ended March 31, 2002, the following stock options were granted:

               Number of  Number of   Option    Expiration
Date of Grant  Employees    Shares     Price       Date
____________   _________  _________  _________   _________

   1/16/02         2        10,000     $2.90      1/16/07

As  of March 31, 2002, there were options outstanding to purchase
150,000 shares and 150,000 shares available for grant under the Company's stock option plan.

NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and taxes for the three months ended March
31, 2002, 2001, 2000 were as follows:



                      2002          2001          2000
                  ___________    ___________    ___________

    Interest       $186,398      $93,013         $46,666
    Taxes            38,535        9,252           9,094

                  MONMOUTH CAPITAL CORPORATION
              MANAGEMENT'S DISCUSSION AND  ANALYSIS
        OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


MATERIAL CHANGES IN FINANCIAL CONDITION

On March 30, 2001, the Company exited the manufactured home sales business since it has not proven to be profitable. On September 26, 2001, the Company adopted a change in fiscal year end from March 31 to December 31, effective for the short year ended December 31, 2001. The Company has elected to be taxed as a real estate investment trust (REIT).

Net cash provided by operating activities for the three months ended March 31, 2002 amounted to $356,502. Net cash used by operating activities for the three months ended March 31, 2001 and 2000 amounted to $340,543 and $195,016, respectively. The increase at March 31, 2002 was due primarily to profitable operations. The decrease at March 31, 2001 was due primarily to the decrease in accounts payable and accrued expenses.

Securities available for sale decreased by $148,946 primarily as a result of sales of $875,666 partially offset by purchases of $705,986 and an increase in the unrealized gain of $20,734.

Loans receivable decreased by $171,454 during the three months ended March 31, 2002. This was primarily the result of collections and other decreases of $59,645 and an increase in the provision for losses of $20,000. The Company also repossessed the collateral for loans receivable of $91,809 and placed it into inventory.

Mortgages payable and loans payable decreased by $34,119 and $1,231,107, respectively during the three months ended March 31, 2002. This was primarily the result of repayments.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Income is comprised primarily of interest and dividend income and rental and occupancy charges.

Interest and dividend income remained relatively stable for the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001. Interest and dividend income increased by $121,313 for the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000. This was primarily due to purchases of securities available for sale.

Rental and occupancy charges increased by $214,547 for the quarter ended March 31, 2002 as compared to the quarter ended
March 31, 2001 primarily due to the purchase of two warehouse facilities during 2001.

Other  income increased by $102,832 for the quarter  ended  March
31, 2002 as compared to the quarter ended March 31, 2001 due primarily to a gain on sales of securities available for sale of $143,828.

For the quarter ended March 31, 2002, the decrease in salaries and employee benefits is primarily offset by the increase in professional fees. Beginning in 2002, the Company utilized outside personnel. Salaries and employee benefits and professional fees remained relatively stable for the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000.

Interest expense increased from $46,666 for the quarter ended March 31, 2000 to $93,013 for the quarter ended March 31, 2001 and to $186,398 for the quarter ended March 31, 2002. This was primarily the result of the purchases of securities available for sale on margin and the mortgages on the new acquisitions.

Depreciation expense decreased from $38,780 for the quarter ended March 31, 2000 to $28,569 for the quarter ended March 31, 2001 due to the sale of an industrial building during the quarter ended March 31, 2000. Depreciation expense increased to $36,302 for the quarter ended March 31, 2002 due to the new acquisitions during 2001.

Selling expense and other expenses remained relatively stable for the quarter ended March 31, 2001 as compared to the quarter ended
March 31, 2000.

All other income and expense items decreased for the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001 due to the Company exiting the manufactured home sales business.

Funds from operations (FFO), defined as net income, excluding gains (or losses) from sales of depreciable assets, plus depreciation amounted to $211,476, $(31,561) and $(136,344) for the three months ended March 31, 2002, 2001 and 2000, respectively. FFO does not replace net income (determined in accordance with generally accepted accounting principles) as a measure of performance or net cash flows as a measure of liquidity. FFO should be considered as a supplemental measure of operating performance used by real estate investment trusts.

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

                  MONMOUTH CAPITAL CORPORATION
                   PART II - OTHER INFORMATION
              FOR THE QUARTER ENDED MARCH 31, 2002





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

                           MONMOUTH CAPITAL CORPORATION




     Date:  May 14, 2002        By:  /s/ Eugene W. Landy
                                         EUGENE W. LANDY
                                         President



     Date:  May 14, 2002        By: /s/  Anna T. Chew
                                         ANNA T. CHEW
                                         Vice President
                                            and Controller