Form 10-Q
period 2002-06-30
MONMOUTH CAPITAL CORP
filed 2002-08-08
CIK 67618

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

(Mark One)

(  X  )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

(    )   TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15  (d)
         OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ___________________   to
_____________________

For the Quarter ended                    Commission File No.
  June 30, 2002                               0-24282

                  MONMOUTH CAPITAL CORPORATION
     (Exact Name of Registrant as Specified in its Charter)

               New Jersey                         21-0740878
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)              Identification No.)

Juniper Business Plaza,3499 Route 9 North Suite 3-C, Freehold NJ
                                                        07728
 (Address of Principal Executive Office)              (Zip Code)

Registrant's telephone number, including area code:(732) 577-9981
_________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

The  number of shares or other units outstanding of each  of  the
issuer's  classes  of  securities  as  of  August  1,  2002   was
1,945,052 shares.

                  MONMOUTH CAPITAL CORPORATION
               FOR THE QUARTER ENDED JUNE 30, 2002


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

     PART II - OTHER INFORMATION                             12

     SIGNATURES                                              13


                  MONMOUTH CAPITAL CORPORATION
                   CONSOLIDATED BALANCE SHEETS

                                       June 30,      December 31,
              ASSETS                      2002           2001
                                       ___________   ___________
   Real Estate Investments:
   Land                                $1,659,065      $1,659,065
   Buildings, Improvements and
    Equipment, net of accumulated
    depreciation of  $155,331 and
    $80,000, respectively               6,080,669       6,155,971
                                      ___________     ___________
     Total Real Estate Investments      7,739,734       7,815,036

   Cash and Cash Equivalents              147,909         607,443
   Securities Available for Sale,
     at Fair Value:
     Federal National Mortgage
       Association                      4,498,191       5,327,937
     Government National Mortgage
       Association                        183,388         205,533
     Other Securities Available
       for Sale                         8,917,445       6,123,300
   Accounts Receivable                     23,625         157,292
   Loans Receivable, net of
     allowance for losses of
     $104,141 and $58,770,
     respectively                       2,249,430       2,397,698
   Inventory                              193,234         253,404
   Prepaid Expenses and Other
     Assets                               312,443         150,157
                                      ___________      __________
         TOTAL ASSETS                 $24,265,399     $23,037,800
                                      ===========     ===========


                           -UNAUDITED-
       See Notes to the Consolidated Financial Statements

                  MONMOUTH CAPITAL CORPORATION
              CONSOLIDATED BALANCE SHEETS (CONT'D.)

                                        June 30,     December 31,
                                          2002          2001
                                       ___________   ___________
LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgages Payable                      $5,640,107      $5,719,724
Accounts Payable and Accrued
Expenses                                  220,361         158,711
Loans Payable                           9,321,570       9,449,933
Other Liabilities                          34,743          34,657
                                      ___________     ___________
      Total Liabilities                15,216,781      15,363,025
                                      ___________     ___________
Minority Interest                         353,244         349,053
                                      ___________     ___________
Shareholders' Equity:
   Common Stock (par value $1.00
     per share; authorized
     10,000,000 shares; issued
     and outstanding 1,888,917 and
     1,697,014 shares respectively      1,888,917       1,697,014
   Additional Paid-In Capital           4,042,375       3,640,737
Accumulated Other Comprehensive
  Income                                2,171,488       1,689,134
Retained Earnings                         592,594         298,837
                                      ___________     ___________
      Total Shareholders' Equity        8,695,374       7,325,722
                                      ___________     ___________
 TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY           $24,265,399     $23,037,800
                                      ===========     ===========

                            UNAUDITED
             See Notes to the Consolidated Financial Statements

                  MONMOUTH CAPITAL CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE AND SIX MONTHS ENDED
                  JUNE 30, 2002 , 2001 AND 2000


                           THREE MONTHS                     SIX MONTHS
                           ____________                    ____________
                     2002      2001     2000      2002     2001      2000
Income:
  Interest and
   Dividend Income  $314,168 $318,209  $179,828  $592,923  $573,492  $313,798
  Rental and
   Occupancy
   Charges           214,655      -0-       -0-   430,425     1,223    49,602
  Sales of
   Manufactured
   Homes             157,500      -0- 1,036,470   159,000 1,258,560 1,834,260
   Other Income       37,221   43,689    29,771   181,386    85,022    63,214
                    ________ ________  ________  ________  ________  ________
    Total Income     723,544  361,898 1,246,069 1,363,734 1,918,297 2,260,874
                    ________ ________  ________  ________  ________  ________
Expenses:
  Cost of Sales of
    Manufactured
    Homes            150,720      -0-   921,307   152,220 1,098,035 1,637,482
  Selling Expense      5,470      -0-    85,082     5,470   139,793   220,462
  Salaries and
    Employee
    Benefits             -0-   35,913    66,733       -0-   119,103   154,161
  Professional
    Fees              43,635   22,123    44,116   138,742    57,101    93,250
  Interest Expense   184,011  121,644    76,486   370,409   214,657   123,152
  Depreciation
    Expense           41,698      -0-    10,650    78,000    28,569    49,430
  Other Expenses     119,057   30,739   115,912   250,366   169,690   232,278
                    ________ ________  ________  ________  ________  ________
    Total Expenses   544,591  210,419 1,320,286   995,207 1,826,948 2,510,215
                    ________ ________  ________  ________  ________  ________
Income  (Loss)
 Before Gain on
 Sale of Real
 Estate Investment
 and Minority
 Interest            178,953  151,479   (74,217)  368,527    91,349  (249,341)
Gain on Sale of
 Real Estate
 Investment              -0-      -0-       -0-       -0-       -0-   245,419
Minority Interest    (11,371)     -0-       -0-   (24,771)      -0-       -0-
                    ________ ________  ________  ________  ________  ________
INCOME (LOSS)
 BEFORE  INCOME
 TAXES               167,582  151,479   (74,217)  343,756    91,349    (3,922)
INCOME TAXES             -0-      -0-       -0-    50,000       -0-       -0-
                     _______ ________  ________  ________  ________  ________
NET INCOME (LOSS)   $167,582 $151,479 $ (74,217) $293,756  $ 91,349  $ (3,922)
                    ======== ========   ======== ========  ========  ========
NET INCOME (LOSS)
 PER SHARE -
 BASIC AND DILUTED  $   0.09 $   0.10 $   (0.05) $   0.16  $   0.06 $    -0-
                    ======== ========   ========  =======  ========  ========
WEIGHTED AVERAGE
 SHARES
 OUTSTANDING
   Basic          1,828,880 1,573,790 1,522,280 1,778,659 1,571,686 1,522,280
                   ========  ========  ========  ========  ========  ========
   Diluted        1,853,637 1,576,071 1,522,280 1,793,681 1,575,491 1,522,280
                   ========  ========  ========  ========  ========  ========

                           -UNAUDITED-
         See Notes to Consolidated Financial Statements

                  MONMOUTH CAPITAL CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOW
      FOR THE SIX MONTHS ENDED JUNE 30, 2002, 2001 AND 2000

                              2002         2001         2000
                           __________   __________   __________
CASH FLOWS FROM
  OPERATING ACTIVITIES
 Net Income (Loss)           $293,757      $91,349      $(3,922)
 Income Allocated to
   Minority Interest           24,771          -0-          -0-
 Depreciation and
   Amortization                84,198       28,569       49,430
 Provision for Loan
   Losses                      52,500          -0-          -0-
 Gain on Sale of
   Securities Available
   for Sale                  (181,002)     (68,315)     (16,841)
 Gain on Sale of Real
   Estate Investments             -0-          -0-     (245,419)
 Changes In Operating
   Assets and
   Liabilities:
   Accounts Receivable        133,667       67,047       34,537
   Interest Receivable            -0-      (18,024)      18,024
   Inventory                  152,220      159,820     (450,947)
   Prepaid Expenses and
     Other Assets            (168,484)      15,459       (2,361)
   Accounts Payable and
     Accrued Expenses          61,650     (529,349)      85,162
   Other Assets and
     Liabilities                   86     (48,799)     (36,063)
                          ___________  ___________  ___________
Net Cash Provided
  (Used) by Operating
  Activities                  453,363     (302,243)    (568,400)
                          ___________  ___________  ___________
CASH FLOWS FROM
  INVESTING ACTIVITIES
  Loans Made                 (110,600)    (490,485)    (622,117)
  Collections and Other
    Decreases in Loans
    Receivable                114,318      445,786      701,049
  Purchase of Securities
    Available for Sale     (2,670,789)  (6,536,860)  (3,276,019)
  Proceeds from Sales
    and Other Decreases
    in Securities
    Available for  Sale     1,391,891      601,928       81,619
  Disposition of
    Inventory                     -0-    2,261,624          -0-
  Proceeds from Sale of
    Real Estate
    Investments                   -0-      347,767    1,257,343
  Additions to Land,
    Building,
    Improvements and
    Equipment                  (2,698)     (30,539)     (65,887)
                          ___________  ___________  ___________
Net Cash Used by
  Investing Activities     (1,277,878)  (3,400,779)  (1,924,012)
                          ___________  ___________  ___________
CASH FLOWS FROM
  FINANCING ACTIVITIES
Net Increase (Decrease)
  in Loans Payable and
  Inventory Financing        (128,363)   3,710,811    2,439,329
Principal Payments of
  Mortgage                    (79,617)         -0-          -0-
Decrease in Minority
  Interest                    (20,580)         -0-          -0-
Proceeds from the
  Issuance of Class A
  Common Stock                593,541       40,511        1,009
                          ___________  ___________  ___________
Net Cash  Provided by
  Financing Activities        364,981    3,751,322    2,440,338
                          ___________  ___________  ___________
Net (Decrease) Increase
  in Cash                    (459,534)      48,300      (52,074)
Cash at Beginning of
  Period                      607,443       60,062       62,152
                          ___________  ___________  ___________
Cash at End of Period        $147,909     $108,362      $10,078
                          ===========  ===========  ===========

                           -UNAUDITED-
       See Notes to the Consolidated Financial Statements

                  MONMOUTH CAPITAL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2002


NOTE 1 - ACCOUNTING POLICY

The interim consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2002 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited financial statements and notes thereto included in the annual report of Monmouth Capital Corporation (the Company) for the year ended December 31, 2001 have been omitted.

On September 26, 2001, the Company adopted a change in fiscal year end from June 30 to December 31, effective for the short year ended December 31, 2001. For purposes of this report, the Company has furnished consolidated financial statements for the corresponding period of the prior years. Certain reclassifications have been made to the financial statements for prior periods to conform to the current period presentation.

The Company has elected to be taxed as a real estate investment trust (REIT). As a REIT, the Company would not be taxed on the portion of its income which is distributed to shareholders, provided it meets certain requirements.

NOTE 2 - NET INCOME PER SHARE

Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. Options in the amount of 24,757 and 2,281 for the quarter ended June 30, 2002 and 2001, respectively, and 15,022 and 3,805 for the six months ended June 30, 2002 and 2001, respectively, are included in the diluted weighted average shares outstanding.

NOTE 3 - COMPREHENSIVE INCOME

Total comprehensive income, including unrealized gains (loss) on securities available for sale, amounted to $629,202, $565,905 and $251,455 for the quarter ended June 30, 2002, 2001 and 2000, respectively, and $776,110 $1,437,573 and $309,483 for the six months ended June 30, 2002, 2001 and 2000, respectively.

NOTE 4 - SECURITIES AVAILABLE FOR SALE

During  the six months ended June 30, 2002, the Company purchased
$2,670,789 of securities on margin. The margin loan is at 3.875% and due on demand.

During  the  six  months ended June 30, 2002,  the  Company  sold
$1,210,889 of securities for a net gain of $181,002 which has been included in Other Income.

NOTE 5 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

For  the  six  months ended June 30, 2002, the  Company  received
$593,541 from the Dividend Reinvestment and Stock Purchase  Plan.
There were 191,903 shares issued, resulting in 1,888,917 shares outstanding.

On March 16, 2002, the Board of Directors declared a dividend of $.35 a share, payable December 16, 2002 to shareholders of record
November 15, 2002.

NOTE 6 - EMPLOYEE STOCK OPTIONS

During the six months ended June 30, 2002, the following stock options were granted:

               Number of  Number of   Option    Expiration
Date of Grant  Employees    Shares     Price       Date

   1/16/02         2        10,000     $2.90      1/16/07

As  of  June 30, 2002, there were options outstanding to purchase
150,000 shares and 150,000 shares available for grant under the Company's stock option plan.

NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and taxes during the six months ended June
30, 2002, 2001, 2000 were as follows:



                     2002          2001          2000

    Interest         $370,409     $214,657      $123,152
    Taxes              42,266       17,252        12,913


During   the  six  months  ended  June  30,  2002,  the   Company
repossessed the collateral for loans receivable of $92,050 and placed it into inventory.

                  MONMOUTH CAPITAL CORPORATION
              MANAGEMENT'S DISCUSSION AND  ANALYSIS
        OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


MATERIAL CHANGES IN FINANCIAL CONDITION

On March 30, 2001, the Company exited the manufactured home sales business since it has not proven to be profitable. On September 26, 2001, the Company adopted a change in fiscal year end from June 30 to December 31, effective for the short year ended December 31, 2001. The Company has elected to be taxed as a real estate investment trust (REIT).

Net cash provided by operating activities for the six months ended June 30, 2002 amounted to $453,363. Net cash used by operating activities for the six months ended June 30, 2001 and 2000 amounted to $302,243 and $568,400, respectively. The increase at June 30, 2002 was due primarily to profitable operations.

Securities available for sale increased by $1,942,254 primarily as a result of purchases of $2,670,789 and an increase in the unrealized gain of $482,354, partially offset by sales of $1,210,889.

Loans  receivable  decreased by $148,268 during  the  six  months ended June 30, 2002. This was primarily the result of collections and other decreases of $114,318, an increase in the provision for losses of $52,500 partially offset by new loans of $110,600. The Company also repossessed the collateral for loans receivable of $92,050 and placed it into inventory.

Prepaid expenses and other assets increased by $162,286 as a result of a deposit on a future acquisition.

Mortgages payable and loans payable decreased by $79,617 and $128,363, respectively during the six months ended June 30, 2002.
This was primarily the result of repayments.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Income is comprised primarily of interest and dividend income and rental and occupancy charges.

Interest and dividend income remained relatively stable for the quarter and six months ended June 30, 2002 as compared to the quarter and six months ended June 30, 2001. Interest and dividend income increased by $138,381 and $259,694, respectively, for the quarter and six months ended June 30, 2001 as compared to the quarter and six months ended June 30, 2000. This was primarily due to purchases of securities available for sale.

Rental and occupancy charges increased by $214,655 and $429,202, respectively, for the quarter and six months ended June 30, 2002 as compared to the quarter ended June 30, 2001 primarily due to the purchase of two warehouse facilities during 2001.

Other income remained relatively stable for the quarters ended June 30, 2002, 2001 and 2000. Other income increased by $96,364 for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 due primarily to a gain on sales of securities available for sale of $181,002. Other income remained relatively stable for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000.

Sales  of manufactured homes, Cost of sales of manufactured homes
and   Selling expense for the quarter and six months  ended  June
30, 2002 relate to the disposition of repossessed inventory.

For the quarter and six months ended June 30, 2002, the decrease in salaries and employee benefits is primarily offset by the increase in professional fees. Beginning in 2002, the Company utilized outside professionals.

Interest expense increased from $76,486 for the quarter ended June 30, 2000 to $121,644 for the quarter ended June 30, 2001 to $184,011 for the quarter ended June 30, 2002. Interest expense increased from $123,152 for the six months ended June 30, 2000 to $214,657 for the six months ended June 30, 2001 to $340,409 for the six months ended June 30, 2002. This was primarily the result of the purchases of securities available for sale on margin and the mortgages on the new acquisitions.

Depreciation expense decreased from $10,650 for the quarter ended June 30, 2000 to $-0- for the quarter ended June 30, 2001 and from $49,430 for the six months ended June 30, 2000 to $28,569 for the six months ended June 30, 2001 due to the sale of an industrial building in March 2000. Depreciation expense increased to $41,698 and $78,000, respectively, for the quarter and six months ended June 30, 2002 due to the new acquisitions during 2001.

Other expenses increased by $88,318 and $80,676, respectively, for the quarter and six months ended June 30, 2002 as compared to the quarter and six months ended June 30, 2001 due primarily to an increase in real estate taxes, insurance costs and occupancy charges.

All other income and expense items decreased for the quarter and six months ended June 30, 2001 as compared to the quarter and six months ended June 30, 2000 due to the Company exiting the manufactured home sales business.

Funds from operations (FFO), defined as net income, excluding gains (or losses) from sales of depreciable assets, plus depreciation amounted to $209,280, $151,479 and ($63,567) for the quarter ended June 30, 2002, 2001 and 2000, respectively. FFO amounted to $371,756, $119,918 and ($199,911) for the six months ended June 30, 2002, 2001 and 2000, respectively. FFO does not replace net income (determined in accordance with generally accepted accounting principles) as a measure of performance or net cash flows as a measure of liquidity. FFO should be considered as a supplemental measure of operating performance used by real estate investment trusts.

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

                  MONMOUTH CAPITAL CORPORATION
                   PART II - OTHER INFORMATION
               FOR THE QUARTER ENDED JUNE 30, 2002





     Item 1 - Legal Proceedings - None

     Item 2 - Changes in Securities - None

     Item 3 - Defaults Upon Senior Securities - None

     Item 4 - Submission of Matters to a Vote of Security Holders - None

     Item 5 - Other Information - None

     Item 6 - Exhibits and Reports on Form 8-K -

            99.1

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
          AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

            99.2

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
          AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                        SIGNATURES

     Pursuant to the requirements of the Securities and Exchange
     Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    MONMOUTH CAPITAL CORPORATION




     Date:  August 6, 2002           By:  /s/ Eugene W. Landy
                                          EUGENE W. LANDY
                                          President



     Date:  August 6, 2002          By:   /s/ Anna T. Chew
                                          ANNA T. CHEW
                                          Vice President
                                          and  Controller