Form 10-Q
period 2002-09-30
MONMOUTH CAPITAL CORP
filed 2002-11-07
CIK 67618

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

(Mark One)

(  X  )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)OF
          THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

(    )   TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d)OF
         THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _____________ to_____________

For the Quarter ended                     Commission File No.
 September 30, 2002                            0-24282

                  MONMOUTH CAPITAL CORPORATION
     (Exact Name of Registrant as Specified in its Charter)

               New Jersey                         21-0740878
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)               Identification No.)

     Juniper Business Plaza, 3499 Route 9 North, Suite 3-C,
     Freehold, NJ                                       07728
 (Address of Principal Executive Office)              (Zip Code)

Registrant's telephone number, including area code: (732) 577-9981
______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X      No

The  number of shares or other units outstanding of each  of  the
issuer's  classes  of  securities as of  November  4,  2002   was
2,103,033 shares.

                  MONMOUTH CAPITAL CORPORATION
            FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                            CONTENTS


     PART I - FINANCIAL INFORMATION                      PAGE NO.

          Item 1 - Financial Statements (Unaudited):

                Consolidated Balance Sheets                  3-4

                Consolidated Statements of Income              5

                Consolidated Statements of Cash Flow           6

                Notes to Consolidated Financial
                Statements                                   7-9

          Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                 10-12

          Item 3 - Quantitative and Qualitative Disclosure
                 About Market Risk

     There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding year to the date of this Form 10-Q.

          Item 4 - Controls and Procedures                    12

     PART II - OTHER INFORMATION                              13

     SIGNATURES                                               14


                  MONMOUTH CAPITAL CORPORATION
                   CONSOLIDATED BALANCE SHEETS

                                   September 30,      December 31,
             ASSETS                     2002             2001
                                    _______________  _______________
 Real Estate Investments:
 Land                                    $2,099,065       $1,659,065
 Buildings, Improvements and
   Equipment, net of accumulated
   depreciation of  $194,331 and
   $80,000, respectively                  9,834,669        6,155,971
                                        ___________      ___________
 Total Real Estate Investments           11,933,734        7,815,036

 Cash and Cash Equivalents                  227,840          607,443
 Securities Available for Sale, at
  Fair Value:
  Federal National Mortgage
    Association                           3,792,468        5,327,937
  Government National Mortgage
    Association                             178,512          205,533
  Other Securities Available for
    Sale                                  9,129,983        6,123,300
 Accounts Receivable                         18,629          157,292
 Loans Receivable, net of allowance
   for losses of $92,414 and
   $58,770, respectively                  2,043,002        2,397,698
 Inventory                                  222,993          253,404
 Prepaid Expenses and Other Assets          255,349          150,157
                                        ___________      ___________
      TOTAL ASSETS                      $27,802,510      $23,037,800
                                        ===========      ===========


                           -UNAUDITED-
       See Notes to the Consolidated Financial Statements

<CAPTION

                  MONMOUTH CAPITAL CORPORATION
              CONSOLIDATED BALANCE SHEETS (CONT'D.)

                                       September 30,     December 31,
                                           2002              2001
                                      _____________     _____________
  LIABILITIES AND SHAREHOLDERS'
             EQUITY

Mortgages Payable                        $8,693,717       $5,719,724
Accounts Payable and Accrued
   Expenses                                 266,186          158,711
Loans Payable                             9,282,490        9,449,933
Dividends Payable                           738,658              -0-
Other Liabilities                            34,742           34,657
                                        ___________      ___________
   Total Liabilities                     19,015,793       15,363,025
                                        ___________      ___________
Minority Interest                           352,505          349,053
                                        ___________      ___________
Shareholders' Equity:
 Common Stock (par value $1.00
   Per share; authorized 10,000,000
   shares; issued And outstanding
   2,072,604 and 1,697,014 shares
   respectively                           2,072,604        1,697,014
 Additional Paid-In Capital               4,520,192        3,640,737
Accumulated Other Comprehensive
  Income                                  1,845,560        1,689,134
Retained Earnings  (Deficit)                 (4,144)         298,837
                                        ___________      ___________
   Total Shareholders' Equity             8,434,212        7,325,722
                                        ___________      ___________
 TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                 $27,802,510      $23,037,800
                                        ===========      ===========



                            -UNAUDITED-
       See Notes to the Consolidated Financial Statements

<CAPTION

                  MONMOUTH CAPITAL CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE AND NINE MONTHS ENDED
                SEPTEMBER 30, 2002, 2001 AND 2000


                           Three Months                  Nine Months
                    ________________________      ________________________


                     2002      2001     2000       2002      2001      2000
                     ____      ____     ____       ____      ____      ____
Income:
 Interest and
  Dividend
  Income          $342,800  $330,550  $208,993   $935,723   $904,042  $522,791
 Rental and
  Occupancy
  Charges          215,189    83,808     7,373    645,614     85,031    56,975
 Sales of
  Manufactured
  Homes            126,499       -0- 1,180,458    285,499  1,258,560 3,014,718
 Other Inc             184   211,342    67,401    181,570    296,364   130,615
                   _______   _______ _________  _________  _________ _________
    Total Income   684,672   625,700 1,464,225  2,048,406  2,543,997 3,725,099
                   _______   _______ _________  _________  _________ _________
Expenses:
 Cost of Sales of
  Manufactured
  Homes            125,988       -0- 1,014,524    278,208  1,098,035 2,652,006
 Selling Expense       910       -0-   100,301      6,380    139,793   320,763
 Salaries and
  Employee Benefits    -0-    33,761    56,020        -0-    152,864   210,181
 Professional Fees  47,994    34,195    28,179    186,736     91,296   121,429
 Interest Expense  183,246   129,371    99,495    553,655    344,028   222,647
 Depreciation
  Expense           39,000       -0-    13,333    117,000     28,569    62,763
 Other Expenses    136,062   116,494   123,381    386,428    286,184   355,659
                   _______   _______ _________  _________  _________ _________
   Total Expenses  533,200   313,821 1,435,233  1,528,407  2,140,769 3,945,448
                   _______   _______ _________  _________  _________ _________
Income  (Loss)
 Before Gain on
 Sale of Real
 Estate
 Investment
 and Minority
 Interest          151,472   311,879    28,992    519,999    403,228 (220,349)
Gain on Sale of Real
 Estate Investment     -0-       -0-       -0-        -0-        -0-   245,419
Minority Interest  (9,551)   (6,200)       -0-   (34,322)     6,200)       -0-
                   _______   _______ _________  _________  _________ _________
INCOME BEFORE
  INCOME TAXES     141,921   305,679     28,992    485,677    397,028   25,070
INCOME TAXES           -0-       -0-        -0-     50,000        -0-      -0-
                   _______   _______ _________  _________  _________ _________
NET INCOME        $141,921  $305,679  $ 28,992   $435,677   $397,028   $25,070
                   =======   ======= =========  =========  ========= =========
NET INCOME (LOSS)
 PER SHARE -
 BASIC AND
 DILUTED           $  0.07  $  0.19   $  0.02    $  0.23    $  0.25    $  0.02
                   =======  ======= =========  =========  =========  =========

WEIGHTED AVERAGE
 SHARES OUTSTANDING
  Basic       1,985,657 1,577,207   1,522,280  1,850,432  1,571,686  1,522,280
              ========= =========   =========  =========  =========  =========
              2,011,105 1,582,919   1,522,280  1,867,049  1,575,491  1,522,280
  Diluted     ========= =========   =========  =========  =========  =========


                           -UNAUDITED-
         See Notes to Consolidated Financial Statements



                  MONMOUTH CAPITAL CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOW
   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002, 2001 AND 2000

                                           2002          2001         2000
                                           ____          ____         ____
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income (Loss)                   $     435,677 $     397,028 $     25,070
 Income Allocated to Minority
   Interest                                 34,322         6,200          -0-
 Depreciation and Amortization             126,297        44,569       60,080
 Provision for Loan Losses                  52,500        68,000          -0-
 Gain on Sale of Securities Available
  for Sale                                (181,002)     (279,310)     (21,555)
 Gain on Sale of Real Estate
  Investments                                  -0-           -0-     (245,419)
 Changes In Operating Assets and
  Liabilities:
 Accounts Receivable                       138,663        77,640       94,450
 Inventory                                 280,508       159,820      152,194
 Prepaid Expenses, Other Assets and
  Other Liabilities                        (48,286)     (223,664)     (34,571)
 Accounts Payable and Accrued
  Expenses                                 107,475      (535,451)     447,503
                                         _________     _________    _________
Net Cash Provided  (Used) by
  Operating Activities                     946,154      (285,168)     477,752
                                         _________     _________    _________
CASH FLOWS FROM INVESTING ACTIVITIES
 Loans Made                               (110,600)     (490,485)    (958,345)
 Collections and Other Decreases in
  Loans Receivable                         162,699       532,424      773,145
 Purchase of Securities Available for
  Sale                                  (3,303,501)   (6,536,860)  (3,639,763)
 Proceeds from Sales and Other
  Decreases in Securities Available
  for  Sale                              2,196,736     1,262,496      131,113
 Disposition of Inventory                      -0-     2,261,624          -0-
 Proceeds from Sale of Real Estate
  Investments                                  -0-       347,767    1,257,343
 Additions to Land, Building,
  Improvements and Equipment            (4,235,698)   (3,145,510)     (65,887)
                                         _________     _________    _________
Net Cash Used by Investing Activities   (5,290,364)   (5,768,544)  (2,502,394)
                                         _________     _________    _________
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase (Decrease) in Loans
  Payable and Inventory Financing         (167,443)    3,522,199    2,023,841
Proceeds from Mortgages                  3,100,000     2,332,158          -0-
Principal Payments of Mortgage            (126,007)          -0-          -0-
Increase/Decrease in Minority
  Interest                                 (30,870)      339,950          -0-
Financing Cost on Debt                     (66,118)      (56,404)         -0-
Proceeds from the Issuance of Class A
  Common Stock                           1,255,045        81,512        1,009
                                         _________     _________    _________
Net Cash  Provided by Financing
  Activities                             3,964,607     6,219,415    2,024,850
                                         _________     _________    _________
Net (Decrease) Increase in Cash           (379,603)      165,703          208
Cash at Beginning of Period                607,443        60,062       62,152
                                         _________     _________    _________

Cash at End of Period                   $  227,840    $  225,765   $   62,360
                                         =========     =========    =========


                           -UNAUDITED-
       See Notes to the Consolidated Financial Statements

                  MONMOUTH CAPITAL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2002


NOTE 1 - ACCOUNTING POLICY

The interim consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2002 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited financial statements and notes thereto included in the annual report of Monmouth Capital Corporation (the Company) for the year ended December 31, 2001 have been omitted.

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

NOTE 2 - NET INCOME PER SHARE

Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. Options in the amount of 25,448 and 5,712 for the quarter ended September 30, 2002 and 2001, respectively, and 16,617 and 3,805 for the nine months ended September 30, 2002 and 2001, respectively, are included in the diluted weighted average shares outstanding.

NOTE 3 - COMPREHENSIVE INCOME

Total comprehensive income, including unrealized gains (loss) on securities available for sale, amounted to $(184,007), $182,687 and $208,503 for the quarter ended September 30, 2002, 2001 and 2000, respectively, and $592,103, $1,620,260 and $517,986 for the
nine   months   ended  September  30,  2002,   2001   and   2000,
respectively.



                                7
<PAGE)

NOTE 4 - REAL ESTATE INVESTMENTS

On September 18, 2002, the Company purchased a leasehold interest in a 62,986 square foot warehouse facility in Erie County, Cheektowaga, New York from FedJones Cheektowaga, LLC (FedJones), an unrelated entity. This lease was between FedJones and the Erie County Industrial Development Agency (ECIDA). This warehouse facility is 100% subleased to FedEx Ground Package System, Inc. under a net lease. The purchase price, including closing costs, was approximately $4,200,000. The Company borrowed approximately $1,100,000 against its security portfolio with Prudential Securities and obtained a mortgage of approximately $3,100,000. This mortgage payable is at an interest rate of 6.875% and is due October 1, 2017. At the end of the lease term, the Company may purchase the warehouse facility from ECIDA for $10. The Company has accounted for this transaction as a purchase.

NOTE 5 - SECURITIES AVAILABLE FOR SALE

During the nine months ended September 30, 2002, the Company purchased $3,303,501 of securities on margin. The margin loan is at 3.75% and due on demand.

During the nine months ended September 30, 2002, the Company sold
$2,015,734 of securities for a net gain of $181,002 which has been included in Other Income.

NOTE 6 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

For the nine months ended September 30, 2002, the Company received $1,255,045 from the Dividend Reinvestment and Stock
Purchase Plan. There were 375,590 shares issued, resulting in 2,072,604 shares outstanding.

On March 16, 2002, the Board of Directors declared a dividend of $.35 a share, payable December 16, 2002 to shareholders of record
November 15, 2002.

NOTE 7 - EMPLOYEE STOCK OPTIONS

During the nine months ended September 30, 2002, the following stock options were granted:

               Number of  Number of    Option     Expiration
Date of Grant  Employees    Shares     Price         Date

   1/16/02         2        10,000     $2.90       1/16/07

As of September 30, 2002, there were options outstanding to purchase 150,000 shares and 150,000 shares available for grant under the Company's stock option plan.

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash  paid  for interest and taxes during the nine  months  ended
September 30, 2002, 2001, 2000 were as follows:



                      2002         2001          2000

    Interest         $553,655      $344,028     $222,647
    Taxes              41,966        17,252      (8,138)


During the nine months ended September 30, 2002, the Company repossessed the collateral for loans receivable of $250,097 and placed it into inventory.

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

The Company generated net cash provided by operating activities of $946,154. The Company raised $1,255,045 from the issuance of shares of common stock through its Dividend Reinvestment and Stock Purchase Plan (DRIP).

The  Company increased its real estate investments by  $4,235,698 as  a  result  of  the purchase of a warehouse facility  in  Erie
County, Cheektowaga, New York.

Securities available for sale increased by $1,444,193 primarily as a result of purchases of $3,303,501 and an increase in the unrealized gain of $156,426, partially offset by sales of $2,015,734.

Loans receivable decreased by $354,696 during the nine months ended September 30, 2002. This was primarily the result of collections and other decreases of $162,699, an increase in the provision for losses of $52,500 partially offset by new loans of $110,600. The Company also repossessed the collateral for loans receivable of $250,097 and placed it into inventory.

Prepaid expenses and other assets increased by $105,192 as a result of financing costs on debt.

Mortgages  payable increased by $2,973,993 due to the  $3,100,000 mortgage on the new acquisition partially offset by principal repayments of $126,007.

Loans payable decreased by  $167,443 during the nine months ended
September 30, 2002.  This was primarily the result of repayments.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Income is comprised primarily of interest and dividend income and rental and occupancy charges.

Interest and dividend income remained relatively stable for the quarter and nine months ended September 30, 2002 as compared to the quarter and nine months ended September 30, 2001. Interest and dividend income increased by $121,557 and $381,251, respectively, for the quarter and nine months ended September 30, 2001 as compared to the quarter and nine months ended
September 30, 2000. This was primarily due to purchases of securities available for sale.

Rental and occupancy charges increased by $131,381 and $560,583, respectively, for the quarter and nine months ended September 30, 2002 as compared to the quarter ended September 30, 2001 primarily due to the purchase of two warehouse facilities during 2001.

Other income decreased by $211,158 and $114,794, respectively, for the quarter and nine months ended September 30, 2002 as compared to the quarter and nine months ended September 30, 2001, and increased by $143,941 and $165,749, respectively, for the quarter and nine months ended September 30, 2001 as compared to the quarter and nine months ended September 30, 2000. This was due primarily to gains on sales of securities available for sale during 2001.

Sales  of manufactured homes, Cost of sales of manufactured homes
and   Selling  expense  for the quarter  and  nine  months  ended
September 30, 2002 relate to the disposition of repossessed inventory.

For  the  quarter and nine months ended September 30,  2002,  the decrease in salaries and employee benefits is primarily offset by
the  increase  in  professional fees.   Beginning  in  2002,  the
Company  utilized outside professionals.

Interest expense increased from $99,495 for the quarter ended September 30, 2000 to $129,371 for the quarter ended September 30, 2001 to $183,246 for the quarter ended September 30, 2002. Interest expense increased from $222,647 for the nine months ended September 30, 2000 to $344,028 for the nine months ended
September  30,  2001  to  $553,655  for  the  nine  months  ended
September  30,  2002.    This was primarily  the  result  of  the
purchases of securities available for sale on margin and the mortgages on the new acquisitions.

Depreciation expense decreased from $13,333 for the quarter ended September 30, 2000 to $-0- for the quarter ended September 30,
2001 and from $62,763 for the nine months ended September 30, 2000 to $28,569 for the nine months ended September 30, 2001 due to the sale of an industrial building in March 2000. Depreciation expense increased to $39,000 and $117,000, respectively, for the quarter and nine months ended September 30, 2002 due to the new acquisitions during 2001.

Other expenses increased by $19,568 and $100,244, respectively, for the quarter and nine months ended September 30, 2002 as compared to the quarter and nine months ended September 30, 2001 due primarily to an increase in real estate taxes, insurance costs and occupancy charges.

All other income and expense items decreased for the quarter and nine months ended June 30, 2001 as compared to the quarter and nine months ended June 30, 2000 due to the Company exiting the manufactured home sales business.

Funds from operations (FFO), defined as net income, excluding gains (or losses) from sales of depreciable assets, plus depreciation amounted to $180,921, $305,679 and 42,325 for the quarter ended September 30, 2002, 2001 and 2000, respectively. FFO amounted to $552,677, $425,597 and ($157,586) for the nine months ended September 30, 2002, 2001 and 2000, respectively. FFO does not replace net income (determined in accordance with generally accepted accounting principles) as a measure of performance or net cash flows as a measure of liquidity. FFO should be considered as a supplemental measure of operating performance used by real estate investment trusts.

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


CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer and with the participation of the Company's management, including the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic Securities and Exchange Commission filings. No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                  MONMOUTH CAPITAL CORPORATION
                   PART II - OTHER INFORMATION
            FOR THE QUARTER ENDED SEPTEMBER 30, 2002

     Item 1 - Legal Proceedings - None

     Item 2 - Changes in Securities - None

     Item 3 - Defaults Upon Senior Securities - None

     Item 4 - Submission of Matters to a Vote of Security Holders - None

     Item 5 - Other Information - None

     Item 6 - Exhibits and Reports on Form 8-K -

           (a)  Exhibits

            99.1
          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
          AS ADOPTED PURSUANT TO
          SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

            99.2
          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
          AS ADOPTED PURSUANT TO
          SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

             99.3
          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
          AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

            99.4
          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
          AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

       (b)  Reports on Form 8-K

            Form  8-K  dated September 18, 2002  was  filed  to
  		report the purchase of a warehouse facility in Cheektowaga, New York.

                           SIGNATURES



     Pursuant to the  requirements of the Securities and Exchange
     Act   of 1934, the Registrant has duly caused this report to
     be signed on its behalf by the undersigned thereunto duly authorized.


                     MONMOUTH CAPITAL CORPORATION




     Date:  November  4, 2002        By:  /s/  Eugene W. Landy
                                          EUGENE W. LANDY
                                          President



     Date:  November  4, 2002        By: /s/  Anna T. Chew
                                         ANNA T. CHEW
                                         Vice President
                                         and  Controller