Form 10-Q/A
period 2002-09-30
MONMOUTH CAPITAL CORP
filed 2002-11-13
CIK 67618

FORM 10-Q/A
                          Amendment No. 1

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

This Form 10-Q/A is being filed for the sole purpose of correcting
Exhibit 99.3 and Exhibit 99.4 to state the correct period ending as September 30, 2002. No other revisions have been made to the Registrant's financial statements or any other disclosure or certifications contained in the quarterly report.

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