Form 10-K
period 2002-12-31
MONMOUTH CAPITAL CORP
filed 2003-03-27
CIK 67618

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (C) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2002

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

Registrant's telephone number, including area code:(732)577-9993
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
              Common Stock $1.00 par value

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   Yes   X    No _

Indicate by check if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X

The aggregate market value of voting stock held by non-affiliates of  the  Registrant was $3,985,883 (based on 1,383,987 shares  of
common stock at $2.88 per share, the closing price on March   14,
2003).

The number of shares outstanding of issuer's common stock as of March 14, 2003 was 2,575,310 shares.

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

Change in Year End to Calendar Year

      On September 26, 2001 the Company adopted a change from a fiscal year end of March 31 to a calendar year end, effective for the short year ended December 31, 2001. Form 8-K was filed with the Securities and Exchange Commission. The Company elected to be taxed as a real estate invesement trust (REIT) effective for the transition period ended December 31, 2001.

      For purposes of this Annual Report, the Company has furnished consolidated financial statements for the proceeding fiscal year ended March 31, 2001. The Company does not believe that seasonality has a material adverse effect on the comparability of information or trends reflected by the consolidated financial statements. The Company has also furnished Pro Forma financial information for the corresponding period of the prior year (See Note 14). Certain amounts in the consolidated financial statements for the prior periods have been reclassified to conform to the statement presentation for the current year. These reclassifications have no effect on net income.

ITEM 1.    BUSINESS, (CONT'D.)

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

     On  September  18, 2002, the Company purchased  a  leasehold
interest   in   a  62,986  square  foot  warehouse  facility   in
Cheekowaga, New York, from FedJones Cheekowaga, LLC, an unrelated entity.

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

ITEM 1.    BUSINESS, (CONT'D.)

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

ITEM 1.    BUSINESS, (CONT'D.)

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

       Market Perception of Common Stock - The market value of the Company's common stock may be based primarily upon the market's perception of the Company's growth potential and current and future cash dividends, and may be secondarily based upon the real estate market value of the Company's underlying assets. The market price of the Company's common stock is influenced by the dividend on the Company's common stock relative to market interest rates. Rising interest rates may lead potential buyers of the Company's common stock to expect a higher dividend rate, which would adversely affect the market price of the Company's common stock. In addition, rising interest rates would result in increased expense, thereby adversely affecting cash flow and the Company's ability to service the Company's indebtedness and pay dividends.

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

ITEM 1.    BUSINESS, (CONT'D.)

Number of Employees

     At March 14, 2003, the Company had five full-time employees.
A Board of Directors consisting of nine directors is responsible for the general policies of the Company.

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

     On September 18, 2002, the Company purchased a leasehold interest in a 62,986 square foot warehouse facility in Cheekowaga, New York from FedJones Cheekowaga, LLC (FedJones), an unrelated entity. This lease was between FedJones and the Erie County Industrial Development Agency (ECIDA). This warehouse facility is 100% subleased to FedEx Ground Package System, Inc. under a net lease. The purchase price was approximately $4,200,000. The monthly rental over the term of the lease is $33,800.

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

          None.

                             PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

      Prior to October 19, 1995, the shares of the Company were traded on the over-the-counter market. As of October 19, 1995, the Company's shares are traded on the National Association of Securities Dealers Automatic Quotations (NASDAQ) Small Capitalization market under the symbol "MONM". The per share range of high and low market during each quarter of the last three fiscal years were as follows:

             Year Ended    Short Year Ended   Year Ended
            December 31,     December 31,     March 31,
                2002             2001            2001
            Market Price     Market Price    Market Price
             Low    High      Low     High    Low    High

 Quarter 1   2.77    3.30    N/A     N/A     2-7/16  3
 Quarter 2   3.29    3.92    2.65    3.05    2-3/8   2-3/4
 Quarter 3   3.25    4.00    2.66    3.45    2-7/16  2-7/8
 Quarter 4   3.19    3.95    2.70    3.25    2-7/16  3-1/2


     The over-the-counter market quotations reflect the inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

      As  of  December  31,  2002, there were  approximately  405 holders of the Company's common stock based on the number of record owners.

      For the year ended December 31, 2002, the short year ended December 31, 2001, and the year ended March 31, 2001, total dividends paid by the Company amounted to $748,497 or $.35 per share ($.2309 taxed as ordinary income and $.1191 taxed as a long-term capital gain), $413,627 or $.25 per share (all taxed as ordinary income), and $76,123 or $.05 per share (all taxed as ordinary income).

       Future dividend policy will depend on the Company's earnings, capital requirements, financial condition, availability and cost of bank financing and other factors considered relevant by the Board of Directors.

ITEM 6.      SELECTED FINANCIAL DATA

CAPTION
                                        For the Years Ended March 31,
                             For the
                For the       Short
               Year Ended   Year Ended
              December 31, December 31,
                  2002         2001         2001       2000      1999



Income
 Statement
   Data:
Total Income     $2,840,077  $1,444,163  $5,831,320 $5,453,916 $5,965,265

Total Expenses    2,239,932   1,026,565   5,906,020  5,685,135  6,178,666

Gain on Sale
  of Real
  Estate
  Investments           -0-         -0-         -0-    245,419        -0-

Minority Taxes       45,507       9,393         -0-        -0-        -0-

Net Income
 (Loss)             554,638     398,205    (74,700)     14,200  (213,401)
Net Income
 (Loss)
   Per Share            .29         .25      (0.05)       0.01     (0.14)
=========================================================================


Balance Sheet Data:

Total Assets    $27,101,532 $23,037,800 $15,494,536 $9,068,788 $7,760,765

Mortgages
  Payable         8,616,405   5,719,724         -0-        -0-        -0-

Shareholders'
  Equity          9,110,010   7,325,722   6,463,842  5,273,879  5,348,223
=========================================================================

Cash Dividends
  Per Share          $.35       $0.25       $0.05      $0.05       $0.05

Average Number
  of Shares
  Outstanding:
    Basic         1,924,860   1,597,213   1,534,759  1,516,528  1,496,727
    Diluted       1,941,477   1,602,787   1,534,759  1,516,528  1,496,727

                               -8-

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

      Net cash provided by operating activities for the year ended December 31, 2002, the short year ended December 31, 2001 and the fiscal year March 31, 2001 amounted to $1,401,577, $287,493 and $178,452, respectively. The increases during 2002 and 2001 were due primarily to profitable operations.

     Total real estate investments increased by $4,242,698 during the year ended December 31, 2002. This was due primarily to the purchase of a new warehouse facility. The Company expects to make additional real estate investments from time to time.

      Loans receivable decreased by $509,604 during the year ended December 31, 2002. This decrease was the primarily the result of collections of $297,096 and a provision for losses of $68,500 partially offset by new loans of $110,600. The Company also repossessed the collateral for loans receivable of $254,608 and placed it into inventory.

     Securities available for sale increased by $1,188,167 primarily as a result of purchases of $3,617,631 and an increase in the unrealized gain of $45,055, partially offset by sales of $2,474,519. The securities portfolio at December 31, 2002 has experienced an approximate 13.5% increase in value from cost.

      Unamortized financing costs and mortgages payable increased by $52,704 and $2,896,681, respectively, due primarily to the new acquisition during 2002.

     Loans payable decreased by $789,771   primarily  as a result
of a decrease in the margin loan payable. The Company purchased securities on margin since the interest and dividend yields exceeded the cost of funds.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATION, (CONT'D.)

Results of Operations

  Year Ended December 31, 2002 vs. Short Year Ended December  31,
2001

     Income is comprised primarily of interest and dividend income and rental income. On March 30, 2001, the Company exited the manufactured home sales business since it proved to be unprofitable. During 2002, sales of manufactured homes, cost of sales of manufactured home, selling expense and other expenses are directly attributable to the sale of repossessed manufactured homes.

      Interest and dividend income increased by $299,888 during 2002 primarily due to the purchases of securities available for sale during 2002 and 2001.

     Rental income increased by $810,343 primarily due to the new acquisitions in 2002 and 2001.

      Other income, consisting primarily of the gain on sales of securities available for sale, decreased by $73,317 during the year ended December 31, 2002.

     Real estate taxes and depreciation expense increased by $100,539 and $128,521, respectively, due to the new acquisitions in 2002 and 2001.

       Salaries and employee benefits and professional fees remained relatively stable.

     Interest Expense increased by $419,508 due primarily to the new mortgages.

      Other expenses increased by $165,973 due primarily to an increase in stock record costs and public relations.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATION, (CONT'D.)

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

      Rental income increased by $195,560 during the short year ended December 31, 2001 as compared to the year ended March 31, 2001 primarily due to the purchase of two warehouse facilities during the short year ended December 31, 2001.

      Other income increased by $100,763 during the short year ended December 31, 2001 as compared to the year ended March 31, 2001 primarily due an increase in the gain on sales of securities available for sale.

     Professional fees annualized, remained relatively stable.

     Interest expense increased due primarily to the mortgages on the new acquisitions.

Critical Accounting Policies and Estimates

     The Company's most critical accounting policies relate to the evaluation of impairment of real estate and investment securities. The Company evaluates the need for an impairment loss on its real estate assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. In addition, estimates are used when accounting for the allowance for doubtful accounts, potentially excess and obsolete inventory and contingent liabilities, among others. These estimates are susceptible to change and actual results could differ from these estimates. The effects of changes in these estimates are recognized in the period they are determined.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS, (CONT'D.)

     The Company evaluates other than temporary impairment on individual securities in its investment portfolio when a security has experienced a sustained decline in fair value below amortized cost. Management considers several factors, including the length of time such security has experienced a decline, the relationship to peer group stock performance and the financial condition and near-term prospects of the issuer. These evaluations are subjective in nature. Other than temporary declines in value result in a charge to net income reducing the carrying value of the security.

Recent Accounting Pronouncements

     In December, 2002, the Financial Accounting Standards Boards
(FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statement. The additional disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The Company has adopted the expanded disclosure requirements as of December 31, 2002.

Controls and Procedures

      Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer and with the participation of the Company's management, including the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Securities Exchange Act Rule 13A-14. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic Securities and Exchange Commission filings. No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATION, (CONT'D.)

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK

     The Company is exposed to interest rate changes primarily as a result of its line of credit and long-term debt used to maintain liquidity and fund capital expenditures and expansion of the Company's real estate investment portfolio and operations.
The Company's interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company borrows primarily at fixed rates. At December 31, 2002, the Company had $8,616,405 of fixed rate mortgages payable, of which $3,278,967 matures in 2011, $3,069,924 matures in 2017, and $2,267,514 matures in 2021. The average interest rate on these mortgages is 7.17%. At December 31, 2002, the fair value of these mortgages amounted to $8,831,285.

     The Company also has approximately $8.7 million in variable rate debt due on demand. This debt is primarily margin loans secured by marketable securities. The interest rate on these margin loans range from 1.8% to 3% at December 31, 2002. The carrying value of the Company's variable rate debt approximates fair value at December 31, 2002.

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

CAPTION
                                                   Director
                                                    Since/
                       Principal Occupation      Shares Owned
                                                      and
Name, Age and Title       Past Five Years         % of  Total

Ernest V.           Treasurer     (1961      to      1961
Bencivenga          present),  Secretary  (1967 Owns 7,925 shs
(84)                to  present) and  Director.    .35% (1)
Secretary/Treasurer Financial Consultant  (1976
And Director        to  present); Treasurer and
                    Director  (1968 to present)
                    of   Monmouth  Real  Estate
                    Investment     Corporation;
                    Secretary/Treasurer   (1984
                    to  present)  and  Director
                    (1969 to present) of United
                    Mobile Homes, Inc.


Anna T. Chew        Vice  President  (2001   to      1994
(44)                present)  Controller  (1991   Owns 17,707
Vice President      to  present) and  Director.       shs
And Director        Certified            Public    .78 % (2)
                    Accountant; Vice  President
                    and Chief Financial Officer
                    (1995      to     present),
                    Controller (1991  to  1995)
                    and   Director   (1994   to
                    present)  of United  Mobile
                    Homes,   Inc.;   Controller
                    (1991   to   present)   and
                    Director  (1993 to present)
                    of   Monmouth  Real  Estate
                    Investment Corporation.

Neal Herstik        Attorney  at  Law,   Gross,      2002
(44)                Truss  & Herstik, PC  (1997  Owns 500 shs
Director            to   present);  First  Vice      .02%
                    President,         Marlboro
                    Community Players, Inc.,  a
                    non-profit      corporation
                    (2000   to  present);   Co-
                    founder     and      former
                    President,       Manalapan-
                    Englishtown       Education
                    Foundation,  Inc.,  a  non-
                    profit corporation (1995 to
                    2001).




ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND AFFILIATED ENTITY
             OF THE REGISTRANT, (CONT'D.)

                                                   Director
                                                    Since/
                        Principal Occupation     Shares Owned
                                                      and
Name, Age and Title       Past Five Years         % of Total

Charles P.          Director.          Investor;      1970
Kaempffer           Director  (1974 to  present)   Owns 15,331
(65)                of   Monmouth  Real   Estate       shs
Director            Investment      Corporation;    .67 % (3)
                    Director  (1969 to  present)
                    of   United  Mobile   Homes,
                    Inc.;   Vice  Chairman   and
                    Director  (1996 to  present)
                    of  Community  Bank  of  New
                    Jersey.

Eugene W. Landy     President (1961 to  present)      1961
(69)                and  Director.  Attorney  at  Owns 285,899
President           Law;  Chairman of the  Board       shs
And Director        (1995      to      present),   12.28 % (4)
                    President  (1969  to   1995)
                    and   Director   (1969    to
                    present)  of  United  Mobile
                    Homes,  Inc.; President  and
                    Director  (1968 to  present)
                    of   Monmouth  Real   Estate
                    Investment Corporation.

Michael Landy       Investor.   President  (1998      2001
(41)                to  2001)  of Siam  Records,   Owns 38,726
Director            L.L.C.;  Chief Engineer  and       shs
                    Technical Director (1987  to    1.70% (5)
                    1998)   of   GRP   Recording
                    Company.

Samuel A. Landy     Director.  Attorney at  Law;      1994
(42)                President      (1995      to  Owns 120,839
Director            present),   Vice   President       shs
                    (1991  to 1995) and Director   5.19 % (6)
                    (1992  to present) of United
                    Mobile     Homes,      Inc.;
                    Director  (1989 to  present)
                    of   Monmouth  Real   Estate
                    Investment Corporation.

Eugene Rothenberg   Director.          Investor;      2001
(70)                Director  (1977 to  present) Owns 4,772 shs
Director            of   United  Mobile   Homes,      .21 %
                    Inc.

Robert G. Sampson   Director.          Investor;      1963
(76)                Director  (1968 to 2001)  of   Owns 16,986
Director            Monmouth     Real     Estate       shs
                    Investment      Corporation;      .75 %
                    Director  (1969 to  present)
                    of   United  Mobile   Homes,
                    Inc.;  General Partner (1983
                    to   present)   of   Sampco,
                    Ltd., an investment group.

                               TOTAL              508,685 shs
                                                    21.40%

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND AFFILIATED ENTITY OF
          THE REGISTRANT, (CONT'D.)

(1)  Includes 6,262 shares held by Mr. Bencivenga's wife.

(2)  Held jointly with Ms. Chew's husband.

(3)  Includes  (a) 726 shares in joint name with Mrs.  Kaempffer;
     (b)  270 shares held by Mr. Kaempffer's wife; and (c)  7,000 shares in joint name with Mrs. Kaempffer held as Trustees for Defined Benefit Pension Plan.

(4) Includes (a) 8,882 shares held by Mr. Landy's wife; (b) 32,835 shares held in the Landy & Landy Employees' Pension Plan, of which Mr. Landy is a Trustee with power to vote;
     (c) 69,051 shares held in the Landy & Landy Employees' Profit Sharing Plan, of which Mr. Landy is Trustee with power to vote; and (d) 14,545 shares held by Landy Investments, Ltd. of which Mr. Landy has power to vote; and
     (e) 10,000 shares held in the Eugene W.. and Gloria Landy Family Foundation, a charitable trust, of which Mr. Landy has power to vote. Also includes 50,000 shares issuable upon exercise of a stock option.

(5) Includes 10,692 shares in custodial accounts for Mr. Landy's children under the Uniform Gift to Minor's Act in which he disclaims any beneficial interest, but has power to vote.

(6) Includes (a) 14,268 shares held by Mr. Landy's wife; (b) 16,269 shares in custodial accounts for Mr. Landy's children under the Uniform Gift to Minor's Act in which he disclaims any beneficial interest, but has power to vote; and (c) 27,550 shares in the Samuel Landy Family Limited Partnership. Also includes 50,000 shares issuable upon exercise of a stock option.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table

      The following Summary Compensation Table shows compensation paid by the Company to its chief executive officer for services rendered during the year ended December 31, 2002, short year ended December 31, 2001, and the fiscal year ended March 31, 2001. Because no executive officers received total annual salary and bonus exceeding $100,000, only the compensation paid to the chief executive officer is to be disclosed under the Securities and Exchange Commission disclosure requirements.


   Name and Principal                Compensation
   Position                         Salary    Bonus   Other (1)

   Eugene W. Landy        12/31/02  $50,000   None    $20,700
   Chief Executive        12/31/01  $37,500   None    $ 1,600
     Officer              3/31/01   $50,000   None    $ 3,200

(1) Represents base compensation and directors' fees. Also includes legal fees of $17,500 in 2002.

Stock Option Plan

      The following table sets forth for the executive officer named in the Summary Compensation Table, information regarding stock options outstanding at December 31, 2002:



                                 Number of         Value of
                                Unexercised       Unexercised
                                 Options at        Options
                                  Year-End        at Year-End
             Shares    Value    Exercisable/      Exercisable/
Name       Exercised  Realized  Unexercisable    Unexercisable

Eugene W.      -0-    N/A      $50,000/ $ -0-   $11,500/ $ -0-
Landy

Compensation of Directors

      The Directors receive a fee of $800 for each Board meeting attended. Directors appointed to house committees receive $150 for each meeting attended. Those specific committees are Compensation Committee, Audit Committee and Stock Option Committee.

ITEM 11.    EXECUTIVE COMPENSATION, (CONT'D.)

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

ITEM 11.    EXECUTIVE COMPENSATION, (CONT'D.)

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

                   Monmouth
  Year Ended        Capital          NASDAQ          NASDAQ
 December 31,     Corporation         Total        Financial

     1997             100              100            100
     1998             123              141             97
     1999              91              261             97
     2000              91              157            104
     2001             109              125            115
     2002             155               86            118

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

      As of December 31, 2002, no person owned of record or was known by the Company to beneficially own more than 5% of the shares, except as follows:

Name and Address        Shares Owned      Percent of
Of Beneficial Owner     Beneficially        Class

Eugene W. Landy
20 Tuxedo Road
Rumson, NJ  07760          285,899          12.28%

Samuel A. Landy
124 Federal Road
Monroe Twp., NJ 08831      120,839           5.19%


The  Company  believes that during 2002, all persons required  to report  ownership  and  changes  in  ownership  of  common  stock pursuant to Section 16(a) of the Securities Exchange Act of  1934
have complied.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain relationships and related party transactions are incorporated herein by reference to part IV, Item 14(a)(1)(vi),
Note 10 of the Notes to Consolidated Financial Statements-
Payments to Afiliated Persons and Related Party Transactions.

                             PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND
           REPORTS ON FORM 8-K

(a) (1)   The following Financial Statements are filed as part of
this report:

                                                     Page
                                                     _____

(i)    Auditors' Report                               23

(ii)   Consolidated Balance Sheets                   24-25

(iii)  Consolidated Statements of Income              26

(iv)   Consolidated  Statements  of  Shareholders'    27
       Equity

(v)    Consolidated Statements of Cash Flows          28

(vi)   Notes to Consolidated Financial Statements    29-44


(a)(2) Financial Statement schedules are omitted for the reason that they are not required, are not applicable, or the required information is set forth in the financial statements or notes thereto.

(a)(3) The Exhibits set forth in the following index of Exhibits are filed as a part of this Report.

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

ITEM 14 -  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON
           FORM 8-K, (CONT'D.)

Exhibit                        Description
  No.

99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley
          Act of 2002.

99.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley
          Act of 2002.

99.3 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley
          Act of 2002.

99.4 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley
          Act of 2002.


(a)(3)(b) Reports on Form 8-K - None

                              -22-

                  INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
Monmouth Capital Corporation
Freehold, New Jersey


     We have audited the accompanying consolidated balance sheets of Monmouth Capital Corporation as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders' equity and cash flows for the year ended December 31, 2002, the short year ended December 31, 2001 and the year ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monmouth Capital Corporation at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for the year ended December 31, 2002, the short year ended December 31, 2001 and the year ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


                         /s/ Cowan, Gunteski & Co.


March 17, 2003
Toms River, New Jersey

                  MONMOUTH CAPITAL CORPORATION
                   CONSOLIDATED BALANCE SHEETS

                                     December 31,     December 31,
             ASSETS                      2002             2001
                                     ____________     ____________

Real Estate Investments:
Land                                  $2,099,065       $1,659,065
Buildings, Improvements and
 Equipment, net of accumulated
 depreciation of  $285,852 and
 $80,000, respectively                 9,750,148        6,155,971
                                     ___________      ___________
Total Real Estate Investments         11,849,213        7,815,036

Loans Receivable, net of allowance
 for losses of $100,845 and
 $58,770, respectively                 1,888,094        2,397,698
Cash and Cash Equivalents                174,099          607,443
Accounts Receivable                       27,625          157,292
Securities Available for Sale, at
 Fair Value:
  Federal National Mortgage
   Association                         3,348,671        5,327,937
  Government National Mortgage
   Association                           149,758          205,533
  Other Securities Available for
   Sale                                9,346,508        6,123,300
Inventory                                118,009          253,404
Prepaid Expenses and Other
 Current Assets                           13,942           17,248
Unamortized Financing Costs              185,613          132,909
                                     ___________      ___________
      TOTAL ASSETS                   $27,101,532      $23,037,800
                                     ===========      ===========


        See Accompanying Independent Auditors' Report and
           Notes to Consolidated Financial Statements


                  MONMOUTH CAPITAL CORPORATION
               CONSOLIDATED BALANCE SHEETS (CONT.)


<TABLE
                                     December 31,   December 31,
                                         2002           2001
                                    ____________   ____________
 LIABILITIES AND SHAREHOLDERS'
            EQUITY

Mortgages Payable                     $8,616,405     $5,719,724
Accounts Payable and Accrued
 Expenses                                327,391        158,711
Loans Payable                          8,660,162      9,449,933
Other Liabilities                         35,000         34,657
                                     ___________    ___________
    Total Liabilities                 17,638,958     15,363,025
                                     ___________    ___________
Minority Interest                        352,564        349,053
Shareholders' Equity:                ___________    ___________
 Common Stock (par value $1.00
   per share; Authorized
   10,000,000 shares; issued
   and outstanding 2,277,537
   and 1,697,014 shares
   respectively)                       2,277,537      1,697,014
 Additional Paid-In Capital            4,993,306      3,640,737
 Accumulated Other Comprehensive
   Income                              1,734,189      1,689,134
 Retained Earnings                       104,978        298,837
                                     ___________    ___________
  Total Shareholders' Equity           9,110,010      7,325,722
                                     ___________    ___________
 TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY              $27,101,532    $23,037,800
                                     ===========    ===========

        See Accompanying Independent Auditors' Report and
           Notes to Consolidated Financial Statements

                  MONMOUTH CAPITAL CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME

                                              For the
                                For the        Short       For the
                              Year Ended    Year Ended    Year Ended
                              December 31,  December 31,   March 31,
                                 2002          2001          2001
                             ___________  ___________    ___________
Income:
  Sales of Manufactured
    Homes                        $394,500      $35,500   $4,790,693
  Interest and Dividend
    Income                      1,247,379      947,491      875,778
  Rental Income                 1,016,513      206,170       10,610
  Other Income                    181,685      255,002      154,239
                               __________   __________   __________
      Total Income              2,840,077    1,444,163    5,831,320
                               __________   __________   __________

Expenses:
  Cost of Sales of
    Manufactured Homes            390,003       33,836    4,192,175
  Selling Expense                   5,066          -0-      425,620
  Real Estate Taxes               102,955        2,416          -0-
  Salaries and Employee
    Benefits                      178,586      136,346      254,518
  Professional Fees                81,554       86,201      129,590
  Interest Expense                792,667      373,159      364,690
  Depreciation                    208,521       80,000       50,519
  Other Expenses                  480,580      314,607      488,908
                               __________   __________   __________
      Total Expenses            2,239,932    1,026,565    5,906,020
                               __________   __________   __________
Income (Loss) Before
  Minority Interest               600,145      417,598      (74,700)
Minority Interest                  45,507       19,393          -0-
                               __________   __________   __________

NET INCOME (LOSS)                $554,638     $398,205    $ (74,700)
                              ===========  ===========  ===========
NET INCOME (LOSS) PER
  SHARE-BASIC AND DILUTED            $.29        $ .25    $   (0.05)
                              ===========  ===========  ===========
WEIGHTED AVERAGE
  SHARES OUTSTANDING:
      BASIC                     1,924,860    1,597,213    1,534,759
                              ===========  ===========  ===========
      DILUTED                   1,941,477    1,602,787    1,534,759
                              ===========  ===========  ===========

        See Accompanying Independent Auditors' Report and
           Notes to Consolidated Financial Statements

                          MONMOUTH CAPITAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                    Accumulated
                                       Additional    Other Com-            Compre-
                  Common      Stock     Paid-In     Prehensive  Retained   hensive
                  Number     Amount      Capital      Income    Earnings   Income

Balance
 March 31, 2000  1,522,280 $1,522,280  $3,319,346  $  (32,829) $ 465,082
Common
 Stock Issued
 with the DRIP*     51,510     51,510      90,151         -0-        -0-
Net Loss               -0-        -0-         -0-         -0-    (74,700) $  (74,700)
Distributions          -0-        -0-         -0-         -0-    (76,123)
Unrealized
 Net Holding
 Gains on
 Securities
 Available for
 Sale                  -0-        -0-         -0-   1,199,125        -0-   1,199,125
                 _________  _________   _________   _________   ________   _________
Balance
 March 31, 2001  1,573,790  1,573,790   3,409,597   1,166,296    314,259  $1,124,425
                                                                           =========
Common Stock
 Issued with
 DRIP              123,224    123,224     231,240         -0-        -0-
Net Income             -0-        -0-         -0-         -0-    398,205  $  398,205
Distributions          -0-        -0-         -0-         -0-   (413,627)
Unrealized
 Net Holding
 Gains on
 Securities
 Available for
 Sale                  -0-        -0-         -0-     522,838        -0-     522,838
                 _________  _________   _________   _________  _________   _________
Balance
 December 31,
 2001            1,697,014  1,697,014   3,640,737   1,689,134    298,837  $  921,043
                                                                           =========
Common Stock
 Issued with
 DRIP              580,523    580,523   1,352,569         -0-        -0-
Net Income             -0-        -0-         -0-         -0-     54,638  $  554,638
Distributions          -0-        -0-         -0-         -0-   (748,497)
Unrealized
 Net Holding
 Gains on
 Securities
 Available for
 Sale                  -0-        -0-         -0-      45,055        -0-      45,055
                 _________  _________   _________   _________   ________   _________
Balance
 December 31,
 2002            2,277,537 $2,277,537  $4,993,306  $1,734,189  $ 104,978  $  599,693
                 =========  =========   =========   =========   ========   =========

*Dividend Reinvestment and Stock Purchase Plan

                See Accompanying Independent Auditors' Report and
                   Notes to Consolidated Financial Statements

                  MONMOUTH CAPITAL CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                For the     For the Short      For the
                               Year Ended    Year Ended      Year Ended
                               December 31,  December 31,     March 31,
                                  2002          2001            2002
CASH FLOWS FROM OPERATING
  ACTIVITIES
Net Income (Loss)               $554,638      $ 398,205       $ (74,700)
Adjustments to reconcile net
   income to net cash provided
   by operating activities:
 Income Allocated to Minority
   Interest                       45,507         19,393             -0-
 Depreciation and Amortization   221,935         81,500          60,519
 Provision for Loan Losses        68,500        134,400             -0-
 Gain on Sale of Securities
   Available for Sale           (181,002)      (254,684)        (31,598)
Changes In Operating Assets and
  Liabilities:
  Accounts Receivable            129,667       (109,587)         82,893
  Inventory                      390,003            -0-         489,317
  Prepaid Expenses and Other
    Current Assets                 3,306        (17,973)         25,297
  Accounts Payable and Accrued
    Expenses                     168,680         29,096        (330,397)
  Other Liabilities                  343          7,143         (42,879)
                               _________      _________      __________
Net Cash Provided  by Operating
Activities                     1,401,577        287,493         178,452
                               _________      _________      __________
CASH FLOWS FROM INVESTING
ACTIVITIES
  Loans Made                    (110,600)           -0-      (1,291,195)
  Collections and Other Decreases
    in Loans Receivable          297,096        263,206         747,291
  Purchase of Securities
    Available for Sale        (3,617,631)      (204,907)     (8,198,342)

  Proceeds from Sales and Other
    Decreases in Securities
    Available for Sale         2,655,521      1,602,957         225,674
  Additions to Real Estate
    Investments               (4,242,698)    (7,883,971)       (103,430)
  Proceeds from Sale of Real
    Estate Investments               -0-            -0-         389,834
  Disposition of Inventory           -0-            -0-       2,261,624
                              __________     __________      __________
Net Cash  Used  by Investing
  Activities                  (5,018,312)    (6,222,715)     (5,968,544)
                              __________     __________      __________
CASH FLOWS FROM FINANCING
  ACTIVITIES
   Proceeds from Mortgages     3,100,000      5,736,250             -0-
   Proceeds from Loans               -0-        900,000             -0-
   Net (Decrease) Increase in
    Margin Loans Payable and
    Inventory Financing         (789,771)      (323,632)      5,609,061
   Principal Payments of
    Mortgages                   (203,319)       (16,526)            -0-
   Financing Costs on Debt       (66,118)      (116,374)            -0-
   Increase in Minority Interest (41,996)       329,660             -0-
   Dividends Paid               (551,994)      (320,264)        (54,973)
   Proceeds from the Issuance of
    Class A Common Stock       1,736,589        261,101         120,511
                              __________     __________      __________
Net Cash Provided by Financing
  Activities                   3,183,391      6,450,215       5,674,599
                              __________     __________      __________
Net (Decrease) Increase in Cash
  and Cash Equivalents          (433,344)       514,993        (115,493)

Cash and Cash Equivalents at
  Beginning of Year              607,443         92,450         207,943
                              __________     __________      __________
Cash and Cash Equivalents at
  End of Year                 $  174,099      $ 607,443       $  92,450
                              ==========      =========       =========

        See Accompanying Independent Auditors' Report and
           Notes to Consolidated Financial Statements

                  MONMOUTH CAPITAL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002


NOTE 1 - CHANGE IN YEAR END TO CALENDAR YEAR

      On September 26, 2001 Monmouth Capital Corporation (the Company) adopted a change from a fiscal year end of March 31 to a calendar year end, effective for the short year ended December 31, 2001. Form 8-K was filed with the Securities and Exchange Commission.

      For purposes of this Annual Report, the Company has furnished consolidated financial statements for the proceeding fiscal year ended March 31, 2001. The Company does not believe that seasonality has a material adverse effect on the comparability of information or trends reflected by the consolidated financial statements. The Company has also furnished Pro Forma financial information for the corresponding period of the prior year (See Note 14).

      In conjunction with the change in year end, the Company elected to be taxed as a real estate investment trust (REIT) effective for the transition period ended December 31, 2001.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONT'D.)

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

     On  September  18,  2002 the Company purchased  a  leasehold
interest   in   a  62,986  square  foot  warehouse  facility   in
Cheekowaga, New York from FedJones Cheekowaga, LLC, an unrelated entity.

Revenue Recognition

     Sale of manufactured homes is recognized on the full accrual basis when certain criteria are met. Interest income on loans receivable is not accrued when, in the opinion of management, the collection of such interest appears doubtful. Rental income is recognized on the straight-line basis over the term of the lease.

Use of Estimates

      The preparation of the financial statements in conformity with generally accepted accounting principles accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONT'D.)

Securities Available for Sale

      The Company's securities consist primarily of debt and common and preferred stock of other REITs, as well as mortgaged backed securities issued by the Federal National Mortgage Association and the Government National Mortgage Association. These securities are all publicly traded and purchased on the open market. These securities are classified as Available-for-Sale, and are carried at fair value. Gains or losses on the sale of securities are based on identifiable cost and are accounted for on a trade date basis. Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders' Equity until realized. A decline in the market value of any security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value. Any impairment is charged to earnings and a new cost basis for the security is established.

Inventories

      Inventories, consisting of manufactured homes for sale, are valued at the lower of cost, which includes costs associated with the repossession of a home, or market value and are determined by the specific identification method. All inventories were considered finished goods.

Income Taxes

     The Company has elected to be taxed as a REIT under Sections 856-858 of the Internal Revenue Code. The Company will not be taxed on the portion of its income which is distributed to shareholders, provided it distributes at least 90% of its taxable income, has at least 75% of its assets in real estate investments and meets certain other requirements for qualification as a REIT. Additionally, at April 1, 2001, the Company had certain assets with built-in gains. If these assets are sold within a ten-year period, any gain may be taxable.

     The  Company  previously  accounted  for  income  taxes   in
accordance  with  Statement  of  Financial  Accounting  Standards
(SFAS) No. 109, "Accounting for Income Taxes". Income taxes were accounted for by the asset/liability method.

Net Income Per Share

      Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period (1,924,860, 1,597,213 and 1,534,759 for the year ended December 31, 2002, the short year ended
December 31, 2001 and the year ended March 31, 2001, respectively). Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method (1,941,477, 1,602,787 and 1,534,759 for the year ended December 31, 2002, the short year ended December 31, 2001 and the year ended March 31, 2001, respectively). (See
Note 7). Options in the amount of 16,617, 5,574, and -0- are included in the diluted weighted average shares outstanding for the year ended December 31, 2002, the short year ended December 31, 2001 and the year ended March 31, 2001, respectively.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONT'D.)

Stock Option Plan

      The Company's stock option plan is accounted for under the intrinsic value based method as prescribed by Accounting
Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". As such, compensation expense would be recorded on the date of grant only if the current market price on the underlying stock exceeds the exercise price. The following are the pro forma disclosures required by SFAS No. 123, "Accounting for Stock-Based Compensation," which assumes the fair value based method of accounting has been adopted:


                            12/31/02  12/31/01   3/31/01

     Net Income (Loss) as
     reported               $554,638  $398,205  $(74,700)

     Compensation expense
      if the fair value
      method had been
      applied                  2,000    28,289    16,581

     Net Income (Loss) Pro
      forma                  552,638   369,916   (91,281)

     Net Income (Loss) Per
      Share:
       As reported               .29       .25     (.05)
       Pro forma                 .29       .22     (.06)

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants; dividend yield of 10% for the year ended December 31, 2002 and .3 % for the short year ended December 31, 2001 and the year ended March 31, 2001; expected volatility of 25%; risk-free interest rates of 3.4% for the year ended December 31, 2002 and 6.5% for the short year ended December 31, 2001 and the year ended March 31, 2001; and expected lives of five years.

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

     On September 18, 2002, the Company purchased a leasehold interest in a 62,986 square foot warehouse facility in Erie County, Cheektowaga, New York from FedJones Cheektowaga, LLC (FedJones), an unrelated entity. This lease was between FedJones and the Erie County Industrial Development Agency (ECIDA). This warehouse facility is 100% subleased to FedEx Ground Package System, Inc. under a net lease (FedEx lease). The purchase price was approximately $4,200,000. The Company borrowed approximately $1,100,000 against its security portfolio with Prudential Securities and obtained a mortgage of approximately $3,100,000. This mortgage payable is at an interest rate of 6.78% and is due October 1, 2017. At the end of the lease term, the Company may purchase the warehouse facility from ECIDA for $10.

      The following is a summary of the cost and accumulated depreciation of the Company's land, buildings, improvements and equipment at December 31, 2002 and 2001:

                                   2002                        2001
                          _________________________   _________________________
                           Buildings,                  Buildings,
                          Improvements                Improvements
                              And      Accumulated        And      Accumulated
                           Equipment   Depreciation    Equipment   Depreciation
                          _____________________________________________________


     New Jersey
      Industrial Building $ 2,492,000   $ 93,226      $2,491,971   $32,000
     Minnesota
      Industrial Building   3,744,000    144,000       3,744,000    48,000
     New York
      Industrial Building   3,800,000     48,626             -0-       -0-
                          ___________   ________      __________   _______
         TOTAL            $10,036,000   $285,852      $6,235,971   $80,000
                          ===========   ========      ==========   =======

NOTE 4 - LOANS RECEIVABLE

      The following is a summary of the loans held by the Company at December 31, 2002 and 2001:

                                                 Balance
                         Rate     Date      2002         2001
                         ________________________________________

     Financed
      Manufactured
      Homes             10%-15%  Various  $1,963,468   $2,409,734
     Other              Various  Various      25,471       46,734
                                          __________   __________
     Total Loans Receivable                1,988,939    2,456,468
     Allowance for Losses                   (100,845)     (58,770)
                                          __________   __________
     Net Loans Receivable                 $1,888,094   $2,397,698
                                          ==========   ==========


     From 1994 through March 2001, the Company sold and financed manufactured home units. At December 31, 2002 and 2001, financed manufactured homes consist of 88 and 112 loans, respectively.
These loans range from approximately $1000 to approximately $60,000. Loans receivable for financed manufactured homes are secured by the property financed. Generally, the terms of the loans do not exceed 20 years.

NOTE 5 - SECURITIES AVAILABLE FOR SALE

       The Company's securities available for sale consist primarily of debt securities and common and preferred stock of other REITs. The Company does not own more than 10% of the outstanding shares of any of these securities, nor does it have controlling financial interest.

     The following is a summary of investments in debt and equity securities at December 31, 2002:


             Description              Shares      Cost     Fair Value
             ___________              ______      ____     __________


     Equity Securities-Preferred Stock:

     Apartment Inv and
      Management Co 10%                1000  $   6,220    $   26,250
     Associated Estates Realty
      Corp 9.75% Class A             15,500    246,779       357,740
     Avalonbay 8% SerD Callable       6,000    151,500       150,900
     CBL Assoc. 8.75% SrB             2,000    101,200       103,800
     Colonial Ppty Tr 8.75% Ser A       300      7,552         7,506
     Crown American Realty Trust 11% 16,200    585,933       896,670
     Developers Div Dep Sh 8.375%     2,000     49,000        49,700
     Equity Inns Inc 9.5% Series A   12,400    201,783       288,920
     Felcor Loding 9% Series B       25,000    496,592       615,000
     Felcor Lodging Trust Inc 1.95%   5,000     86,390       104,250
     G&L Realty Corp 10.25%
      Series A                        1,000     15,683        22,650
     Glenborough Realty Trust
     7.75% Series A                   6,000     87,823       126,900
     Glimcher Realty Trust 9.25%
      Series B                        4,000     62,418        99,400
     HRPT PP 9.875% Ser A             4,000    107,680       105,600
     HRPT PP 8.75% Ser B             17,000    425,160       434,180
     Health Care Property Inves.
      7.875% Series A                 8,000    133,417       199,200
     Health Care Property Inves.
      8.7% Series B                   3,000     50,860        76,200
     Highwoods Properties Inc 8%
      Series D                        1,000     17,170        22,350
     Hospitality Properties
      Trust 9.5% Series A             6,400    127,413       168,896
     Innkeepers USA Trust 8.625%
      Series A                       10,000    182,513       242,000
     Istar Financial Inc. 8%
      Series D                        4,500     80,915       107,325
     JDN Realty Corp 9-3/8%
      Series A                       19,000    384,180       479,750
     Kimco Realty 8.50% PRB           5,500    140,345       140,305
     Kramont Realty Trust 9.5%
      Series D                       25,200    444,723       633,780
     Lasalle Hotel Prop. 10.25% SRA   8,000    202,400       212,000
     Mid America Apartment Communities
      Inc. 9.5% Series A              1,200     24,525        30,420
     Mid America Apartment Communities
      Inc. 8.825% Series B           12,500    219,501       311,250
     Mills Corp 9% Rfd B              2,000     50,600        51,500
     New Plan Excel Realty Trust
      8.625% Series B                12,000    291,835       302,400
     Parkway Prop 8.75% Sr A          1,000     26,030        25,650

                                -35-

     NOTE 5 - SECURITIES AVAILABLE FOR SALE, (CONT'D.)

            Description             Shares          Cost     Fair Value
            ___________             ______          ____     __________

     Prime Retail Inc. Series B       1,000         5,185        5,250
     Sizeler PP PFD 9.75%             1,000        25,000       26,300
     Sovran Self Storage Inc
      9.85% Series B                  1,000        19,245       26,000
     Thornburg Mortgage Asset
      Corp 9.68% Series A             1,700        33,423       45,900
     Vornado Realty Trust 8.5%
      Series C                        1,000        19,683       25,400
                                               __________   __________
     Total Equity Securities -
       Preferred Stock                          5,130,676    6,521,342
                                               __________   __________

     Equity Securities-Common Stock:

     Center Trust Inc                10,000        45,560       78,000
     Crown American                  30,000       268,800      276,000
     Five Star Quality Care Inc          40           300           55
     HRPT Properties Trust           40,000       343,316      329,600
     JDN Realty                          64           -0-          701
     LaSalle Hotel Properties         1,000        12,308       14,000
     Monmouth Real Estate             1,000         7,160        6,920
     New Plan Excel Realty
      Trust Inc                       6,243        90,726      119,179
     Phoenix Companies Inc              478           -0-        3,633
     Sizeler Properties
      Investors Inc                 137,000     1,122,761    1,272,729
     Tork Time Control Inc            1,500        10,125       15,000
     Trizec PPTYS Inc                 6,500        75,945       61,035
     United Mobile Homes,
      Inc.(a related entity)         11,000        84,824      148,939
                                               __________   __________
     Total Equity Securities-
       Common Stock                             2,061,825    2,325,791
                                               __________   __________

     Total Equity Securities                    7,192,501    8,847,133
                                               __________   __________

     Debt Securities:
     Sizeler PPTY SubDeb CPN 9%
      Due 7/15/09                                 500,000      499,375
     Federal National Mortgage
      Association 6.09% 7/1/39                  2,840,476    2,916,507
     Federal National Mortgage
      Association 6.86% 11/1/30                   430,800      432,164
     Government National Mortgage
      Association 6.5% 2/20/14                    146,971      149,758
                                               __________  ___________

     Total Debt Securities                      3,918,247    3,997,804
                                               __________   __________
     Total Securities Available
      for Sale                                $11,110,748  $12,844,937
                                               ==========   ==========



NOTE 5 - SECURITIES AVAILABLE FOR SALE, (CONT'D.)

     The following is a summary of investments in debt and equity securities at December 31, 2001:


               Description               Shares     Cost       Fair Value

     Equity Securities-Preferred Stock:

     Apartment Inv and Management Co 10%  1,000 $   26,220     $   25,900
     Associated Estates Realty Corp
      9.75% Class A                      19,500    310,459        485,550
     Crescent Real Estate Equities
      Co 6.75%                            2,000     27,266         38,700
     Crown American Realty  Trust 11%    20,200    730,605      1,045,277
     Equity Inns Inc 9.5% Series A       12,400    201,783        275,776
     Equity Office Properties Trust
      8.98% Series A                      1,000     21,995         25,500
     Felcor Lodging Trust Inc 1.95%      16,000    281,072        374,240
     Felcor Lodging Trust Inc. 9%
      Series B                            4,000     66,520         81,600
     G&L Realty Corp 10.25% Series A      1,000     15,683         17,650
     Glenborough Realty Trust 7.75%
      Series A                            6,000     87,823        126,600
     Glimcher  Realty  Trust
      9.25% Series B                      4,000     62,418         98,000
     Health Care Property Investors
      7.875% Series A                     3,000     50,860         75,450
     Health Care Property Investors
      8.7% Series B                       8,000    133,417        196,800
     Highwoods Properties Inc 8%
      Series D                            1,000     17,170         23,340
     Hospitality Properties Trust
      9.5% Series A                       6,400    127,413        163,968
     Innkeepers USA Trust 8.625%
      Series A                           10,000    182,513        232,500
     Instar Financial Inc. 8% Series D    4,500     80,915         96,075
     JDN Realty Corp 9-3/8% Series A     14,000    253,484        346,780
     Kramont Realty Trust 9.5% Series D  22,700    382,548        544,800
     Mid America Apartment
      Communities Inc. 9.5% Series A     12,500    219,501        314,375
     Mid America Apartment
     Communities Inc 8.825% Series B      1,200     24,525         29,976


NOTE 5 - SECURITIES AVAILABLE FOR SALE, (CONT'D.)


               Description            Shares        Cost       Fair Value

     New Plan Excel Realty Trust
      8.5%  Series A                   1,000        20,558         25,500
     New Plan Excel Realty Trust
      8.625% Series B                  2,000        38,990         49,800
     Prime Retail Inc. Series B        1,000         5,185          3,000
     Sovran Self Storage Inc 9.85%
      Series B                         1,000        19,245         26,500
     Thornburg Mortgage Asset Corp
      9.68% Series A                   1,700        33,423         44,880
     Vornado Realty Trust 8.5%         1,000        19,683         25,050
     Series C
                                                 _________      _________
     Total  Equity Securities  -
       Preferred Stock                           3,441,274      4,793,587
                                                 _________      _________
     Equity Securities-Common Stock:
     Annaly Mortgage Management Inc.   7,500        66,115        120,000
     HRPT Properties Trust             4,000        28,150         34,640
     LaSalle Hotel Properties          1,000        12,308         11,740
     New Plan Excel Realty Trust Inc   5,000        70,188         95,250
     Sizeler Properties
      Investors Inc                  102,000       789,217        920,040
     Tork Time Control Inc             1,500        10,125         14,063
     United Mobile Homes, Inc.
      (a related entity)              11,000        84,826        133,980
                                                 _________      _________
     Total Equity Securities-
       Common Stock                              1,060,929      1,329,713
                                                 _________      _________

     Total Equity Securities                     4,502,203      6,123,300
                                                 _________      _________
     Debt Securities:

     Federal National Mortgage
      Association 6.09% 7/1/39                   4,512,639      4,579,156
     Federal National Mortgage
      Association 6.86% 11/1/30                    743,188        748,781
     Government National Mortgage
      Association 6.5% 2/20/14                     209,606        205,533
                                                 _________      _________
     Total Debt Securities                       5,465,433      5,533,470
                                                 _________     __________

     Total Securities Available for Sale        $9,967,636    $11,656,770
                                                ==========     ==========

NOTE 6 - MORTGAGES PAYABLE AND LOANS PAYABLE

     Mortgages Payable

      The following is a summary of mortgages payable at December
31, 2002:

                      Interest
         Property       Rate   Maturity       2002        2001
         ________     _______  ________   ________    ________


      New Jersey       7.75%     2021   $2,267,514  $2,319,724
      Minnesota        7.04%     2011    3,278,967   3,400,000
      New York         6.78%     2017    3,069,924         -0-
                                         _________   _________

      Total Mortgages Payable           $8,616,405  $5,719,724
                                         =========   =========

      Principal on the foregoing debt is scheduled to be paid as follows:

                2003                $  323,218
                2004                   346,801
                2005                   372,111
                2006                   399,272
                2007                   428,420
             Thereafter              6,746,583
                                     _________

                                    $8,616,405
                                     =========

    Loans Payable

     The Company purchases securities on margin. At December 31, 2002 and 2001, the margin loans amounted to $7,293,496 and $8,549,933, respectively. The interest rate ranged from 1.8% to 3% at December 31, 2002 and from 2.5% to 3.875% at December 31, 2001. These loans were secured by investment securities with a market value of $12,844,937 and $11,656,770, respectively. These margin loans are due on demand.

     On August 31, 2001 the Company received a $500,000 loan from Two River Community Bank. This loan is at an interest rate based on the five-year Treasury note plus 2.75% and is due on August 31, 2003. The balance on this loan at December 31, 2002 and 2001 was $466,666 and $500,000, respectively. This loan is personally guaranteed by Eugene W. Landy, Chairman and President.

     On  December 18, 2001, the Company received a $400,000  loan
from   United,  secured  by  loans  receivable  of  approximately
$600,000. This loan is at an interest rate of 10% and is due on December 18, 2006.

NOTE 6 - MORTGAGES PAYABLE AND LOANS PAYABLE, (CONT'D.)

     On  August  15,  2002,  the Company received  an  additional
$500,000 loan from Two River Community Bank. This loan is at an interest rate of 6.11% per annum and is due on August 15, 2004.

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


     A summary of the status of the Company's stock option plans as of December 31, 2002 and 2001 and March 31, 2001, and changes during the periods then ended are as follows:

                          12/31/02          12/31/01             3/31/01
                     ________________   _________________   _________________
                             Weighted           Weighted            Weighted
                             Average            Average             Average
                             Exercise           Exercise            Exercise
                    Shares    Price    Shares    Price     Shares     Price

     Outstanding at
       Beginning of
       period       140,000    $3.02   90,000    $2.86     70,000     $2.93
     Issued          10,000     2.90   50,000     3.30     20,000      2.62
     Expired/
       Cancelled        -0-      -0-      -0-      -0-        -0-       -0-
                     ______            ______              ______
     Outstanding
       at end of
       period       150,000     3.01  140,000     3.02     90,000      2.86
                    =======           =======             =======
     Weighted-average
       fair value of
       options granted
       during the
       year                      .20              1.57                  .94
                              ======            ======               ======

                              -40-

NOTE 7 - EMPLOYEE STOCK OPTION PLAN, (CONT'D.)


     The following is a summary of stock options outstanding as of December 31, 2002:

                 Number   Number
     Date of       of       of       Option     Expiration
     Grant     Employees  Shares     Price         Date
     _______    _______  _______     _______    __________

     4/8/98       2       20,000       2.75       4/8/03
     9/28/98      1       50,000       3.00       9/28/03
     10/4/00      2       20,000       2.625      10/4/05
     10/4/01      1       50,000       3.30       10/4/09
     1/16/02      2       10,000       2.90       1/16/07
                         _______

                         150,000
                         =======

     As of December 31, 2002, there were 150,000 shares available for grant under the Plan.

NOTE 8 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

      Effective August 28, 1995, the Company implemented a Dividend Reinvestment and Stock Purchase Plan (DRIP). Under the terms of the DRIP, shareholders who participate may reinvest all or part of their dividends in additional shares of the Company at approximately 95% of the market price.

       Shareholders may also purchase additional shares at approximately 95% of its market price by making optional cash payments. For the year ended December 31, 2002, the short year ended December 31, 2001 and the year ended March 31, 2001, the Company received $1,933,092, $354,464 and $141,661 from the DRIP, respectively. There were 580,523, 123,224 and 51,510 new shares issued, respectively.

      On December 16, 2002, the Company paid $748,497 as a dividend of $.35 per share to shareholders of record November 15, 2002.

NOTE 9 - INCOME TAXES

      The Company has elected to be taxed as a REIT. As the Company has not distributed all of its income currently, a provision for federal excise and other taxes of $50,000 and $35,193 has been made for the year ended December 31, 2002 and the short year ended December 31, 2001.

NOTE 10 - PAYMENTS TO AFFILIATED PERSONS AND RELATED PARTY
          TRANSACTIONS

       Management   currently  operates  Monmouth   Real   Estate
Investment Corporation and United Mobile Homes, Inc., two  REITs.
Certain overhead expenses are shared among these companies.

NOTE 10 - PAYMENTS TO AFFILIATED PERSONS AND RELATED PARTY
          TRANSACTIONS, (CONT'D.)

Payments to Affiliated Persons

      Total payments to all officers, directors and affiliated persons during the year ended December 31, 2002, the short year ended December 31, 2001, and the year ended March 31, 2001, amounted to $117,400, $50,300, $98,000, respectively. Eugene W. Landy, President of the Company, received $70,700, $39,100 and $53,200 in salary, legal and director fees.

Transactions with United Mobile Homes, Inc.

      MHS had rental expenses to United. United owns and operates manufactured home communities. Seven Directors of the Company are also Directors and shareholders of United. MHS paid United market rent on sites where MHS had a home for sale. Total site rental expense to United amounted to $22,690 and $82,087, respectively, for the short year ended December 31, 2001 and the year ended March 31, 2001. MHS also leased space from United to be used as sales lots, at market rates, at most of United's communities. Total rental expense relating to these sales lots amounted to $-0- and $153,480 for the short year ended December 31, 2001 and for the year ended March 31, 2001, respectively.

      During the year ended March 31, 2001, MHS acquired certain inventory from United. These purchases amounted to $124,890, representing 3%, of total purchases made by MHS during fiscal 2001. This inventory was available through United, but could have been acquired from a third-party at approximately the same cost.

     During the year ended December 31, 2002, the short year ended December 31, 2001 and the year ended March 31, 2001, MHS sold to United 2, -0-, and 10 homes, respectively, for a total sales price of $43,181, $-0- and $161,487, respectively, at MHS's cost. These sales represented 11%, 0% and 3%, respectively, of total sales made by MHS. These manufactured homes were available through MHS, but could have been acquired by United from a third party at approximately the same price.

      In  addition to the above sales, on March 30, 2001,  United purchased  at  carrying value all of the remaining  inventory  of
MHS.   This  amounted  to $2,261,624.  United  also  assumed  the inventory financing of $ 1,833,871.

NOTE 11 - GROUP CONCENTRATIONS OF CREDIT RISK

      The Company's loan portfolio is diversified. Generally, loans are collateralized by the manufactured homes. At December
31, 2002 and 2001 and March 31, 2001, all loans were secured.

      The Company owns three properties totaling 181,811 square feet of which two or 122,411 square feet are leased to Federal Express Corporation and subsidiaries (FedEx). Rental income from FedEx totaled approximately $589,000 and $13,974 for the year ended December 31, 2002 and the short year ended December 31, 2001, respectively.

NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS

      The Company is required to disclose certain information about fair values of financial instruments, as defined in Statement of Financial Accounting Standards No. 107, "Disclosures
About Fair Value of Financial Instruments".

Limitations

     Estimates of fair value are made at a specific point in time based upon where available, relevant market prices and information about the financial instrument. Such estimates do not include any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. All of the Company's securities available for sale have quoted market values. However, for a portion of the Company's financial instruments, no quoted market value exists. Therefore, estimates of fair value are necessarily based on a number of significant assumptions (many of which involve events outside the control of management). Such assumptions include assessments of current economic conditions, perceived risks associated with these financial instruments and their counterparties, future expected loss experience and other factors. Given the uncertainties surrounding these assumptions, the reported fair values represent estimates only, and, therefore, cannot be compared to the historical accounting model. Use of different assumptions or methodologies is likely to result in significantly different fair value estimates.

      The fair value of cash and cash equivalents and loans receivable approximates their current carrying amounts since all such items are short-term in nature. The fair value of securities available for sale is based upon quoted market values (See Note
5). At December 31, 2002, the fair and carrying value of mortgages payable amounted to $8,831,285 and $8,616,405, respectively. The fair value of loans payable approximates their current carrying amounts since such amounts payable are at a current market rate of interest. At December 31, 2001, the fair value of mortgages payable and loans payable approximates their current carrying amounts since such amounts payable are at a current market rate of interest.

NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION

      Cash  paid  during the  year ended December 31,  2002,  the
short  year  ended December 31, 2001,  and the year ended   March
31, 2001 for interest and taxes are as follows:


                  12/31/02       12/31/01         3/31/01
                 _________      _________        _________

Interest          $792,667       $373,159         $364,690

Taxes             $ 58,535       $  8,193         $ 13,071


      During the year ended December 31, 2002, the short year ended December 31, 2001, and the year ended March 31, 2001, the Company had dividend reinvestments of $196,503, $93,363 and $21,150, respectively, which required no cash transfers.

      During the year ended December 31, 2002 and the short year ended December 31, 2001, the collateral for loans receivable of $254,608 and $253,404, respectively, was repossessed and placed in inventory.

NOTE 14 - PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

       The   following  is  the  unaudited  pro  forma  financial
information  for the comparable prior year period ended  December
31, 2000:

             Total Income         $ 4,274,921

             Total expenses         4,289,491
                                    _________
             Net Loss             $   (14,570)
                                    =========

                           SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                              MONMOUTH CAPITAL CORPORATION

                              BY:  /s/  Eugene W. Landy
                                   EUGENE W. LANDY
                                   President and Chief Executive
                                    Officer
Dated: March  16, 2003

      Pursuant to the requirements of the Securities and Exchange
Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                                Title              Date


                         President/Director
/s/ Eugene W. Landy      and Chief Executive
    EUGENE W. LANDY      Officer              March 16, 2003

/s/ Ernest V. Bencivenga Secretary/Treasurer
    ERNEST V. BENCIVENGA and Director         March 16, 2003

/s/ Anna T. Chew         Controller and       March 16, 2003
    ANNA T. CHEW         Director

/s/ Neal Herstik
    NEAL HERSTIK         Director             March 16, 2003

/s/ Charles P. Kaempffer
    CHARLES P. KAEMPFFER Director             March 16, 2003

/s/ Michael P. Landy                          March 16, 2003
    MICHAEL P. LANDY     Director

/s/ Samuel A. Landy
    SAMUEL A. LANDY      Director             March 16, 2003

/s/ Robert G. Sampson
    ROBERT G. SAMPSON    Director             March 16, 2003

/s/ Eugene Rothenberg
    EUGENE ROTHENBERG    Director             March 16, 2003