Form 10-Q
period 2003-03-31
MONMOUTH CAPITAL CORP
filed 2003-05-14
CIK 67618

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

(Mark One)

( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

(   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

For the Quarter ended                     Commission File No.
  March 31, 2003                                0-24282

                  MONMOUTH CAPITAL CORPORATION
     (Exact Name of Registrant as Specified in its Charter)

          New Jersey                           21-0740878
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)             Identification No.)

  Juniper Business Plaza, 3499 Route 9 North,
           Suite 3-C, Freehold, NJ                       07728
 (Address of Principal Executive Office)              (Zip Code)

Registrant's telephone number, including area code: (732)577-9981
______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X      No ____

The  number of shares or other units outstanding of each  of  the
issuer's  classes  of  securities as of  November  4,  2002   was
2,103,033 shares.

                  MONMOUTH CAPITAL CORPORATION
              FOR THE QUARTER ENDED MARCH 31, 2003


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

     Item 4 - Controls and Procedures                       12

     PART II - OTHER INFORMATION                            13

     SIGNATURES                                             14

                  MONMOUTH CAPITAL CORPORATION
                   CONSOLIDATED BALANCE SHEETS

                                          March 31,   December 31,
                ASSETS                      2003          2002

Real Estate Investments:
Land                                        $2,099,065    $2,099,065
Buildings, Improvements and Equipment,
 net of accumulated depreciation of
 $349,210 and $285,852, respectively         9,686,790     9,750,148
                                            __________    __________
Total Real Estate Investments               11,785,855    11,849,213

Cash and Cash Equivalents                      183,861       174,099
Securities Available for Sale, at Fair Value:
 Federal National Mortgage Association       1,963,722     3,348,671
 Government National Mortgage Association      126,785       149,758
 Other Securities Available for Sale         8,472,960     9,346,508
Accounts Receivable                             39,266        27,625
Loans Receivable, net of allowance for
 losses of 100,845, at March 31, 2003
 and December 31, 2002                       1,753,876     1,888,094
Inventory                                      137,534       118,009
Prepaid Expenses and Other Assets               25,424        13,942
Unamortized Financing Costs                    181,412       185,613
                                            __________    __________
  TOTAL ASSETS                             $24,670,695   $27,101,532
                                            ==========    ==========

                           -UNAUDITED-
       See Notes to the Consolidated Financial Statements
                             Page 3

                  MONMOUTH CAPITAL CORPORATION
              CONSOLIDATED BALANCE SHEETS (CONT'D.)

                                          March 31,   December 31,
                                            2003         2002

LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgages Payable                         $8,537,721    $8,616,405
Accounts Payable and Accrued Expenses        243,127       327,391
Loans Payable                              4,458,914     8,660,162
Other Liabilities                             35,000        35,000
                                          __________    __________
      Total Liabilities                   13,274,762    17,638,958
                                          __________    __________
Minority Interest                            342,439       352,564
                                          __________    __________
Shareholders' Equity:
 Common Stock (par value $1.00 per
  share; authorized 10,000,000 shares;
  issued and outstanding 2,817,444 and
  2,277,537 shares respectively            2,817,444     2,277,537
 Additional Paid-In Capital                6,316,905     4,993,306
 Accumulated Other Comprehensive
  Income                                   1,438,186     1,734,189
 Retained Earnings (Deficit)                 480,959       104,978
                                          __________    __________
      Total Shareholders' Equity          11,053,494     9,110,010
                                          __________    __________
 TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                $24,670,695   $27,101,532
                                          ==========    ==========

                           -UNAUDITED-
       See Notes to the Consolidated Financial Statements
                             Page 4

                  MONMOUTH CAPITAL CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME
                   FOR THE THREE MONTHS ENDED
                     MARCH 31, 2003 AND 2002


                                      2003          2002
                                      ____          ____
Income:
 Interest and Dividend Income        $337,007      $278,755
 Rental and Occupancy Charges         347,678       215,770
 Sales of Manufactured Homes           43,256         1,500
 Other Income                         128,436       144,165
                                   __________    __________
    Total Income                      856,377       640,190
                                   __________    __________
Expenses:
 Cost of Sales of Manufactured
   Homes                               41,995         1,500
 Professional Fees                     41,301        95,107
 Interest Expense                     198,292       186,398
 Depreciation Expense                  63,358        36,302
 Other Expenses                       124,575       131,309
                                   __________    __________
   Total Expenses                     469,521       450,616
                                   __________    __________
 Income(Loss) Before Gain on
  Sale of Real Estate
  Investment and Minority
  Interest                            386,856       189,574
                                   __________    __________
Minority Interest                      10,875        13,400
                                   __________    __________

INCOME BEFORE INCOME TAXES            375,981       176,174

INCOME TAXES                              -0-        50,000
                                   __________    __________
NET INCOME                           $375,981      $126,174
                                   ==========    ==========
 NET INCOME (LOSS) PER SHARE -
   BASIC AND DILUTED                 $    .15      $    .07
                                   ==========    ==========
 WEIGHTED AVERAGE SHARES
   OUTSTANDING
   Basic                            2,471,138     1,725,576
                                   ==========    ==========
   Diluted                          2,492,686     1,731,177
                                   ==========    ==========

                           -UNAUDITED-
         See Notes to Consolidated Financial Statements
                             Page 5

                  MONMOUTH CAPITAL CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOW
          FOR THE QUARTER ENDED MARCH 31, 2003 AND 2002

                                               2003          2002
                                               ____         ____
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                  $375,981     $126,174
 Income Allocated to Minority Interest         10,875       13,400
 Depreciation and Amortization                 67,559       39,401
 Provision for Loan Losses                        -0-       20,000
 Gain on Sale of Securities Available
   for Sale                                 (128,412)    (143,828)
 Changes In Operating Assets and
   Liabilities:
     Accounts Receivable                     (11,641)      130,902
     Inventory                                 21,729          -0-
     Prepaid Expenses and Other
       Current Assets                        (11,482)       32,613
     Accounts Payable and Accrued
       Expenses                              (84,264)      162,664
       Other Assets and Liabilities               -0-     (24,824)
                                           __________   __________
Net Cash Provided by Operating
  Activities                                  240,345      356,502
                                           __________   __________
CASH FLOWS FROM INVESTING ACTIVITIES
 Collections and Other Decreases in
    Loans Receivable                           92,964       59,645
 Purchase of Securities Available for
    Sale                                          -0-    (705,986)
 Proceeds from Sales and Other
    Decreases in Securities Available
    for Sale                                2,113,879    1,019,494
                                           __________   __________
Net Cash Provided by Investing
  Activities                                2,206,843      373,153
                                           __________   __________
CASH FLOWS FROM FINANCING ACTIVITIES
 Net Decrease in Loans Payable and
   Inventory Financing                    (4,201,248)  (1,231,107)
 Principal Payments of Mortgage              (78,684)     (34,119)
 Decrease in Minority Interest               (21,000)     (10,290)
 Proceeds from the Issuance of Class A
   Common Stock                             1,808,506      200,037
 Proceeds from exercise of stock
   options                                     55,000          -0-
                                           __________   __________
Net Cash Used in Financing Activities     (2,437,426)  (1,075,479)
                                           __________   __________
Net Increase (Decrease) in Cash                 9,762    (345,824)
Cash at Beginning of Period                   174,099      607,443
                                           __________   __________
Cash at End of Period                        $183,861     $261,619
                                           ==========   ==========

                           -UNAUDITED-
       See Notes to the Consolidated Financial Statements
                             Page 6

                  MONMOUTH CAPITAL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 2003

NOTE 1 - ACCOUNTING POLICY

The interim consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2003 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited financial statements and notes thereto included in the annual report of Monmouth Capital Corporation (the Company) for the year ended December 31, 2002 have been omitted.

The Company has elected to be taxed as a real estate investment trust (REIT). As a REIT, the Company would not be taxed on the portion of its income which is distributed to shareholders, provided it meets certain requirements.

NOTE 2 - NET INCOME PER SHARE

Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. Options in the amount of 21,548 and 5,601 for the quarter ended March 31, 2003 and 2002, respectively, are included in the diluted weighted average shares outstanding.

NOTE 3 - COMPREHENSIVE INCOME

Total comprehensive income, including unrealized gains (loss)  on securities  available for sale, amounted to $79,978 and  $146,908 for the quarter ended March 31, 2003 and 2002, respectively.


NOTE 4 - SECURITIES AVAILABLE FOR SALE AND LOANS PAYABLE

During  the  quarter  ended  March 31,  2003,  the  Company  sold
$727,875 of securities for a net gain of $128,412 which has been included in Other Income.

NOTE 5 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

For  the  quarter  ended  March 31, 2003,  the  Company  received
$1,808,506  from  the Dividend Reinvestment  and  Stock  Purchase
Plan.   There were 519,907 shares issued, resulting in  2,817,444
shares outstanding.

NOTE 6 - EMPLOYEE STOCK OPTIONS

The Company had elected to follow APB Opinion No. 25 in accounting for its stock option plan prior to January 1, 2003, and accordingly no compensation cost had been recognized prior to January 1, 2003. Had compensation cost been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts as follows:

                                  3 Months      3 Months
                                  3/31/03       3/31/02
                                 _________     _________

Net Income as Reported            $375,981      $126,174

Compensation expense if the
  Fair Value method had been           -0-           500
  applied
                                __________    __________
Net Income Pro forma               375,981       125,674
                                ==========    ==========
Net Income per share -
  Basic and Diluted

  As Reported                     $    .15      $    .07
  Pro forma                       $    .15      $    .07



The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2002: dividend yield of 10%; expected volatility of 25%; risk free interest rates of 3.4%; and expected lives of five years.

The Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation". Under the prospective method of adoption selected by the Company under the provisions of SFAS No. 148, "Accounting for Stock Based Compensation, Transition and Disclosure", no compensation costs have been recognized in 2003, as the Company did not grant stock-based employee compensation during the quarter ended March 31, 2003.

Two  participants  exercised their stock  options  and  purchased
20,000  shares  for a total of $55,000 during the  quarter  ended
March 31, 2003.

As  of March 31, 2003, there were options outstanding to purchase
130,000 shares and 150,000 shares available for grant under the Company's stock option plan.

NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash  paid for interest and taxes during the quarter ended  March
31, 2003 and 2002 were as follows:


                          2003           2002

        Interest       $198,292       $186,398
        Taxes            24,027         38,535


NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

In  December,  2002,  the  Financial Accounting  Standards  Board
(FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The additional disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002.

At March 31, 2003, the Company had one stock-based employee compensation plan. Prior to fiscal year 2003, the Company accounted for this plan under the recognition and measurement provision of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and the related interpretations. No stock-based employee compensation was reflected in net income prior to fiscal 2003. Effective December 31, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation". Under the prospective method of adoption selected by the Company under the provisions of SFAS No. 148, no compensation costs have been recognized in 2003 as the Company has not issued stock-based employee compensation during the three months ended March 31, 2003.

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

The Company generated net cash provided by operating activities of $240,345. The Company raised $1,808,506 from the issuance of shares of common stock through its Dividend Reinvestment and Stock Purchase Plan (DRIP).

Securities available for sale decreased by $2,281,470 primarily as a result of a decrease in the unrealized gain of $296,003, by sales of other securities of $727,875, and principal repayments of $1,386,004 on the mortgage-backed securities.

Loans  receivable decreased by $134,218 during the quarter  ended
March 31, 2003. This was primarily the result of collections and other decreases of $92,964 and repossession of the collateral for loans of $41,254.

Mortgages   payable  decreased  by  $78,684  due   to   principal
repayments.

Loans  payable decreased by  $4,201,248 during the quarter  ended
March 31, 2003.  This was primarily the result of repayments.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Income is comprised primarily of interest and dividend income and rental and occupancy charges.

Interest and dividend income increased by $58,252 for the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002. This was primarily due to purchases of other securities available for sale. Other securities available for sale were $6,695,395 at March 31, 2002.

Rental  and  occupancy charges increased  by  $131,908   for  the
quarter  ended  March 31, 2003 as compared to the  quarter  ended
March 31, 2002 primarily due to the purchase of the leasehold interest in a facility during 2002.

Other income decreased by $15,729 for the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002. This was due primarily to gains on sales of securities available for sale during 2002.

MATERIAL CHANGES IN RESULTS OF OPERATIONS, (CONT'D.)

Sales  of  manufactured homes and Cost of sales  of  manufactured
homes  for   the   quarter ended March 31,  2003  relate  to  the
disposition of repossessed inventory.

For   the   quarter  ended  March  31,  2003,  the  decrease   in
professional fees is due to decreased personnel costs.

Interest expense increased from $186,398 for the quarter ended March 31, 2002 to $198,292 for the quarter ended March 31, 2003 This was primarily the result of the purchases of securities available for sale on margin and the mortgages on the new acquisition.

Depreciation expense increased from $36,302 for the quarter ended
March  31, 2002 to $63,358 for the quarter ended March  31,  2003 due to the new acquisition during 2002.

Funds from operations (FFO), is defined as net income, excluding gains (or losses) from sales of depreciable assets, plus depreciation. FFO should be considered as a supplemental measure of operating performance used by real estate investment trusts (REITs).

FFO excludes historical cost depreciation as an expense and may facilitate the comparison of REITs which have different cost bases. The items excluded from FFO are significant components in understanding and assessing the Company's financial performance.

FFO (1) does not represent cash flow from operations as defined by generally accepted accounting principles; (2) should not be considered as an alternative to net income as a measure of operating performance or to cash flows from operating, investing and financing activities; and (3) is not an alternative to cash flow as a measure of liquidity. FFO, as calculated by the Company, may not be comparable to similarly entitled measures reported by other REITs.

The Company's FFO for the three months ended March 31, 2003 and 2002 is calculated as follows:


                                2003            2002

        Net Income           $375,981        $126,174
        Depreciation           63,358          36,302
        expense
                           __________      __________
        FFO                  $439,339        $162,476
                           ==========      ==========

The following are the cash flows provided (used) by operating, investing and financing activities for the three months ended
March 31, 2003 and 2002:

                                     2003            2002
                                     ____            ____

        Operating Activities     $   240,345     $   356,502
        Investing Activities       2,206,843         373,153
        Financing Activities     (2,437,426)     (1,075,479)

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

SAFE HARBOR STATEMENT

This Form 10-Q contains various "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words "may", "will", "expect", "believe", "anticipate", "should", "estimate", and similar expressions identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and finance performance, but are based upon current assumptions regarding the Company's operations, future results and prospects, and are subject to many uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements.

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

                  MONMOUTH CAPITAL CORPORATION
                   PART II - OTHER INFORMATION
              FOR THE QUARTER ENDED MARCH 31, 2003

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

        99.1
          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
          AS ADOPTED PURSUANT TO
          SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        99.2
          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
          AS ADOPTED PURSUANT TO
          SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        99.3
          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
          AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        99.4
          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
          AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

       (b)  Reports on Form 8-K

           Form   8-K  dated  March  28,  2003,  announcing   the
           Company's financial results for the year and fourth quarter ended December 31, 2002.

                           SIGNATURES



     Pursuant to the requirements of the Securities and  Exchange
     Act of 1934,the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  MONMOUTH CAPITAL CORPORATION




     Date: May  12, 2003       By:  /s/  Eugene W. Landy
                                    EUGENE W. LANDY
                                    President and
                                    Chief Executive Officer



     Date: May  12, 2003       By:   /s/ Anna T. Chew
                                    ANNA T. CHEW
                                    Controller