Form 10-Q
period 2003-06-30
MONMOUTH CAPITAL CORP
filed 2003-08-13
CIK 67618

FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

(Mark One)

  (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
       THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

  ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF
       THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ___________ to___________

For the Quarter ended                  Commission File No.
  June 30, 2003                             0-24282

                MONMOUTH CAPITAL CORPORATION
   (Exact Name of Registrant as Specified in its Charter)

        New Jersey                     21-0740878
(State or other jurisdiction of         (I.R.S. Employer
 incorporation or organization)        Identification No.)

Juniper Business Plaza,3499 Route 9 North,Suite 3C,Freehold, NJ
                                                      07728
(Address of Principal Executive Office)             (Zip Code)

Registrant's telephone number, including area code:(732)577-9981
___________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Indicate  by  check  mark  whether  the  registrant  is   an
accelerated filer (as defined in Rule 12b-2 of the  Exchange
Act).Yes ___       No _X_

The number of shares or other units outstanding of each of the issuer's classes of securities as of August 1, 2003 was 2,992,743 shares.

                MONMOUTH CAPITAL CORPORATION
             FOR THE QUARTER ENDED JUNE 30, 2003


                          CONTENTS


     PART I - FINANCIAL INFORMATION                    PAGE NO.

     Item 1 - Financial Statements (Unaudited):

              Consolidated Balance Sheets                 3-4

              Consolidated Statements of Income           5

              Consolidated Statements of Cash Flow        6

              Notes to Consolidated Financial Statements  7-9

     Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                  10- 13

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



                MONMOUTH CAPITAL CORPORATION
                 CONSOLIDATED BALANCE SHEETS
           AS OF JUNE 30,2003 AND DECEMBER 31,2002

                                      June 30,        December 31,
              ASSETS                    2003             2002
                                       __________       __________
 Real Estate Investments:
 Land                                  $2,099,065       $2,099,065
 Buildings, Improvements and
   Equipment, net of accumulated
   depreciation of  $412,567 and
   $285,852, respectively               9,623,433        9,750,148
                                       __________       __________
   Total Real Estate Investments       11,722,498       11,849,213

 Cash and Cash Equivalents                248,468          174,099
 Securities Available for Sale,
   at Fair Value:
   Federal National Mortgage
     Association                        1,214,438        3,348,671
   Government National Mortgage
     Association                          112,906          149,758
   Other Securities Available
     for Sale                           8,043,872        9,346,508
 Accounts Receivable                        9,732           27,625
 Loans Receivable, net of
     allowance for losses of $100,845,
     at June 30, 2003 and
     December 31, 2002                  1,636,892        1,888,094
 Inventory                                146,558          118,009
 Prepaid Expenses and Other Assets         27,107           13,942
 Financing Costs, net of accumulated
amortization                              177,212          185,613
                                       __________       __________
    TOTAL ASSETS                      $23,339,683      $27,101,532
                                       ==========       ==========

                         -UNAUDITED-
     See Notes to the Consolidated Financial Statements



                MONMOUTH CAPITAL CORPORATION
            CONSOLIDATED BALANCE SHEETS (CONT'D.)
           AS OF JUNE 30,2003 AND DECEMBER 31,2003

                                           June 30,     December 31,
                                             2003            2002
                                           __________     __________
LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgages Payable                          $8,452,925      $8,616,405
Accounts Payable and Accrued Expenses         233,837         327,391
Loans Payable                               2,777,178       8,660,162
Other Liabilities                              35,000          35,000
                                           __________      __________
      Total Liabilities                    11,498,940      17,638,958
                                           __________      __________
Minority Interest                             345,911         352,564
                                           __________      __________
Shareholders' Equity:
  Common Stock (par value $1.00 per
    share; authorized 10,000,000
    shares; issued and outstanding
    2,896,343 and 2,277,537 shares
    respectively                            2,896,343       2,277,537
  Additional Paid-In Capital                6,601,870       4,993,306
  Accumulated Other Comprehensive
    Income                                  1,785,769       1,734,189
  Retained Earnings                           210,850         104,978
                                           __________      __________
    Total Shareholders' Equity             11,494,832       9,110,010
                                           __________      __________
 TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                  $23,339,683     $27,101,532
                                           ==========      ==========

                         -UNAUDITED-
       See Notes to the Consolidated Financial Statements


                MONMOUTH CAPITAL CORPORATION
              CONSOLIDATED STATEMENTS OF INCOME
          FOR THE THREE MONTHS AND SIX MONTHS ENDED
                   JUNE 30, 2003 AND 2002

                               THREE MONTH                SIX MONTHS
                               ___________               ___________

                           6/30/03       6/30/02      6/30/03      6/30/02
                         __________     __________   __________   __________
Income:
  Interest and Dividend
    Income                  $187,044      $314,168     $524,051     $592,923
  Rental and Occupancy
    Charges                  352,883       214,655      700,561      430,425
  Sales of Manufactured
    Homes                    155,500       157,500      198,756      159,000
  Gain on Securities
    Available for Sale
    Transaction, net         147,432        37,174      275,843      181,002
  Other Income                   458            47          483          384
                          __________    __________   __________   __________
    Total Income             843,317       723,544    1,699,694    1,363,734
                          __________    __________   __________   __________
Expenses:
  Cost of Sales of
    Manufactured
    Homes                     75,582       150,720      117,577      152,220
  Selling Expense              1,129         5,470        1,129        5,470
  Professional Fees           73,982        43,635      115,283      138,742
  Interest Expense           187,688       184,011      385,980      370,409
  Depreciation Expense        63,357        41,698      126,715       78,000
  Other Expenses             138,624       119,057      263,199      250,366
                          __________    __________   __________   __________
    Total Expenses           540,362       544,591    1,009,883      995,207
                          __________    __________   __________   __________
Income before Minority
  Interest                   302,955       178,953      689,811      368,527

Minority Interest              3,052        11,371       13,927       24,771
                          __________    __________   __________   __________
INCOME  BEFORE  INCOME
  TAXES                      299,903       167,582      675,884      343,756

INCOME TAXES                     -0-           -0-          -0-       50,000
                          __________    __________   __________   __________
NET INCOME                  $299,903      $167,582     $675,884     $293,756
                          ==========    ==========   ==========   ==========
 NET INCOME PER
  SHARE - BASIC AND
  DILUTED                   $    .10      $    .09     $    .25     $    .16
                          ==========    ==========   ==========   ==========
 WEIGHTED AVERAGE SHARES
   OUTSTANDING
   Basic                   2,842,682     1,828,880    2,657,936    1,778,659
                          ==========    ==========   ==========   ==========
   Diluted                 2,881,742     1,853,637    2,687,045    1,793,681
                          ==========    ==========   ==========   ==========

                         -UNAUDITED-
        See Notes to Consolidated Financial Statement
                           Page 5


                MONMOUTH CAPITAL CORPORATION
            CONSOLIDATED STATEMENTS OF CASH FLOW
        FOR THE SIX MONTHS ENDED JUNE 30,2003 AND 2002

                                                  2003          2002
                                               __________    __________
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                    $675,884      $293,757
   Income Allocated to Minority Interest           13,927        24,771
   Depreciation and Amortization                  135,116        84,198
   Provision for Loan Losses                          -0-        52,500
   Gain on Sale of Securities Available
     for Sale                                    (275,843)     (181,002)
   Changes In Operating Assets and
     Liabilities:
      Accounts Receivable                          17,893       133,667
      Inventory                                    12,705       152,220
      Prepaid Expenses and Other Current
        Assets                                    (13,165)     (168,484)
      Accounts Payable and Accrued Expenses       (93,554)       61,650
       Other Liabilities                              -0-            86
                                               __________    __________
Net Cash Provided by Operating Activities         472,963       453,363
                                               __________    __________
CASH FLOWS FROM INVESTING ACTIVITIES
   Loans Made                                         -0-      (110,600)
   Collections and Other Decreases in
     Loans Receivable                             209,948       114,318
   Purchase of Securities Available for Sale          -0-    (2,670,789)
   Proceeds from Sales and Other Decreases
     in Securities Available for Sale           3,801,142     1,391,891
   Additions to Land, Building,
     Improvements and Equipment                       -0-        (2,698)
                                               __________    __________
Net Cash Provided by (Used in) Investing
  Activities                                    4,011,092    (1,277,878)
                                               __________    __________
CASH FLOWS FROM FINANCING ACTIVITIES
Net Decrease in Loans Payable and
  Inventory Financing                          (5,882,984)     (128,363)
Principal Payments of Mortgage                   (163,480)      (79,617)
Decrease in Minority Interest                     (20,580)      (20,580)
Proceeds from the Issuance of Class A
  Common Stock                                  2,046,432       593,541
Proceeds from exercise of stock options            55,000           -0-
Dividends Paid                                   (444,074)          -0-
                                               __________    __________
Net Cash Provided by (Used) in Financing
  Activities                                   (4,409,686)      364,981
                                               __________    __________
Net Increase (Decrease) in Cash                    74,369      (459,534)
Cash at Beginning of Period                       174,099       607,443
                                               __________    __________
Cash at End of Period                            $248,468      $147,909
                                               ==========    ==========

                         -UNAUDITED-
     See Notes to the Consolidated Financial Statements

                MONMOUTH CAPITAL CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 2003

NOTE 1 - ACCOUNTING POLICY

The interim consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2003 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited financial statements and notes thereto included in the annual report of Monmouth Capital Corporation (the Company) for the year ended December 31, 2002 have been omitted.

The Company has elected to be taxed as a real estate investment trust (REIT). As a REIT, the Company would not be taxed on the portion of its income which is distributed to shareholders, provided it meets certain requirements.

 Certain reclassifications have been made to the financial statements for the prior period to conform to the current period presentation.

NOTE 2 - NET INCOME PER SHARE

Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. Options in the amount of 39,060 and 24,757 for the quarter ended June 30, 2003 and 2002, respectively, and options in the amount of 29,109 and 15,022 for the six months ended June 30, 2003 and 2002, respectively are included in the diluted weighted average shares outstanding.

NOTE 3 - COMPREHENSIVE INCOME

Total   comprehensive  income,  including  unrealized  gains
(loss) on securities available for sale for the three and six months ended June 30, 2003 and 2002, is as follows:


                             June 30, 2003    June 30, 2002
                             _____________    _____________

          Three Months         $647,486          $629,202
          Six Months            727,464           776,110


NOTE 4 - SECURITIES AVAILABLE FOR SALE AND LOANS PAYABLE

During the six months ended June 30, 2003, the Company sold or redeemed $3,801,142 of securities for a net gain of $275,843. During the six months ended June 30, 2003, the Company made $5,882,984 net payments on its margin loans and other notes payable.

NOTE 5 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

On June 16, 2003, the Company paid $570,012 as a dividend of $.20 per share to shareholders of record May 15, 2003. For the six months ended June 30, 2003, the Company received $2,172,370 from the Dividend Reinvestment and Stock Purchase Plan. There were 598,806 shares issued, resulting in 2,896,343 shares outstanding.

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

                            Three        Three          Six          Six
                           Months       Months         Months       Months
                           6/30/03      6/30/02       6/30/03      6/30/02
                          __________  ___________   ___________  ___________

Net Income as Reported      $299,903     $167,582      $675,884     $293,756

Compensation expense if
  the fair value method had been
  applied                        -0-          500           -0-        1,000
                           _________    _________     _________    _________
Net Income Pro forma        $299,903     $167,082      $675,884     $292,756
                           =========    =========     =========    =========
Net Income per share -
   Basic and Diluted

  As Reported               $    .10     $    .09      $    .25     $    .16
  Pro forma                 $    .10     $    .09      $    .25     $    .16


The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2002: dividend yield of 10%; expected volatility of 25%; risk free interest rates of 3.4%; and expected lives of five years.

The Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation" on January 1, 2003. Under the prospective method of adoption selected by the Company under the provisions of SFAS No. 148, "Accounting for Stock Based Compensation, Transition and Disclosure", no compensation costs have been recognized in 2003, as the Company did not grant stock-based employee compensation during the six months ended June 30, 2003.

Two participants exercised their stock options and purchased
20,000 shares for a total of $55,000 during the six months ended June 30, 2003.

As of June 30, 2003, there were options outstanding to purchase 130,000 shares and 150,000 shares available for grant under the Company's stock option plan.

NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and taxes during the six months ended
June 30, 2003 and 2002 were as follows:


                      2003        2002
                    _______      _______

      Interest     $385,980    $370,409
      Taxes          24,027      42,266



During the six months ended June 30, 2003 and 2002, the Company had dividend reinvestments of $125,938 and $-0-, respectively, which required no cash transfers.

During  the  six months ended June 30, 2003  and  2002,  the
Company repossessed the  collateral for loans  receivable of
$41,254  and $92,050,  respectively,  and  placed  it   into
inventory.

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51", which addresses consolidation by business enterprises of variable interest entities. The Interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. Management believes that this Interpretation will not have a material impact on the Company's financial statements.

In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with some exceptions, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. Management believes that this Statement will not have a material impact on the Company's financial statements.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. Management believes that this Statement will not have a material impact on the Company's financial statements.

                MONMOUTH CAPITAL CORPORATION
            MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION

The Company generated net cash provided for the six months ended June 30, 2003 by operating activities of $472,963. The Company raised $2,172,370 from the issuance of shares of common stock through its Dividend Reinvestment and Stock Purchase Plan (DRIP) for the six months ended June 30, 2003.

Securities   available  for  sale  decreased  by  $3,473,721
primarily as a result of sales of other securities of $1,714,414, and principal repayments of $2,086,730 on the mortgage-backed securities.

Loans receivable decreased by $251,202 during the six months ended June 30, 2003. This was primarily the result of collections of $209,948 and repossession of the collateral for loans of $41,254.

Mortgages payable decreased by $163,480 during the six months ended June 30, 2003 due to principal repayments.

Loans payable decreased by $5,882,984 during the six months ended June 30, 2003. This was primarily the result of repayments on margin loans.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Income is comprised primarily of interest and dividend income and rental and occupancy charges.

Interest and dividend income decreased by $127,124 for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002, and by $68,872 for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. This was primarily due to sales and redemptions of securities available for sale during 2003.

Rental and occupancy charges increased by $138,228 for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002, and $270,136 for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002, primarily due to the purchase of the leasehold interest in a facility during September, 2002.

Sales of manufactured homes and Cost of sales of manufactured homes for the six months ended June 30, 2003 relate to the disposition of repossessed inventory, which originally were sold when the Company operated as a manufactured home sales business prior to March 30, 2001.

For the three months ended June 30, 2003, the increase in professional fees is due mainly to increased personnel costs for personnel hired in April, 2003.

MATERIAL CHANGES IN RESULTS OF OPERATIONS, (CONT'D.)

Interest expense increased from $184,011 for the three months ended June 30, 2002 to $187,688 for the three months ended June 30, 2003 and from $370,409 for the six months ended June 30, 2002 to $385,980 for the six months ended June 30, 2003. This was primarily the result of the purchases of securities available for sale on margin and the mortgages on the new acquisition.

Depreciation expense increased from $41,698 for the three months ended June 30, 2002 to $63,357 for the three months ended June 30, 2003, and from $78,000 for the six months ended June 30, 2002 to $126,715 for the six months ended June 30, 2003 due to the new acquisition during 2002.

Other expenses increased from $119,051 for the three months ended June 30, 2002 to $138,624 for the three months ended June 30, 2003 and from $250,366 for the six months ended June 30, 2002 to $263,199 for the six months ended June 30, 2003 due mainly to an increase in insurance expense and real estate taxes due to the new acquisition during 2002.

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

The  Company's FFO for the three and six months  ended  June
30, 2003 and 2002 is calculated as follows:


                     Three Months              Six Months
                     ___________               __________

                  2003           2002        2003       2002
                ________       ________    ________   ________

Net Income      $299,903       $167,582    $675,884   $293,756
Depreciation      63,357         41,698     126,715     78,000
Expense
                ________       ________    ________   ________
FFO             $363,260       $209,280    $802,599   $371,756
                ========       ========    ========   ========

MATERIAL CHANGES IN RESULTS OF OPERATIONS, (CONT'D.)

The  following  are  the  cash  flows  provided  (used)   by
operating, investing and financing activities for the six months ended June 30, 2003 and 2002:

                            2003         2002
                          ________     ________

Operating Activities    $  472,963   $  453,363
Investing Activities     4,011,092   (1,277,878)
Financing Activities    (4,409,686)     364,981


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

CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial officer, with the assistance of other members of the Company's management, have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10Q. Based on such evaluation, the Company's disclosure controls and procedures are effective.

The Company's Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

SAFE HARBOR STATEMENT (CONT'D.)

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

                MONMOUTH CAPITAL CORPORATION
                 PART II - OTHER INFORMATION
             FOR THE QUARTER ENDED JUNE 30, 2003

     Item 1 - Legal Proceedings - None

     Item 2 - Changes in Securities - None

     Item 3 - Defaults Upon Senior Securities - None

     Item 4 - Submission of Matters to a Vote of Security
              Holders - None

     Item 5 - Other Information - None

     Item 6 - Exhibits and Reports on Form 8-K -

           (a)  Exhibits

            31.1
          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
          AS ADOPTED PURSUANT TO
          SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

            31.2
          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
          AS ADOPTED PURSUANT TO
          SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

             32
          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
          AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

       (b)  Reports on Form 8-K

             None

                         SIGNATURES



     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its Behalf by the undersigned thereunto duly authorized.


                 MONMOUTH CAPITAL CORPORATION




  Date: August 11, 2003           By:  /s/ Eugene W. Landy
                                  EUGENE W. LANDY
                                  President and Chief
                                  Executive Officer



  Date: August 11, 2003           By: /s/Anna T. Chew
                                  ANNA T. CHEW
                                  Chief Financial Officer