Form 10-Q
period 2003-09-30
MONMOUTH CAPITAL CORP
filed 2003-11-10
CIK 67618

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from __________   to__________

For the Quarter ended                   Commission File No.
 September 30, 2003                          0-24282

                  MONMOUTH CAPITAL CORPORATION
     (Exact Name of Registrant as Specified in its Charter)

         New Jersey                               21-0740878
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

Indicate  by  check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ___   No _X_

The number of shares or other units outstanding  of  each  of the
issuer's   classes   of   securities  as  of November 1, 2003 was
3,031,658 shares.

                  MONMOUTH CAPITAL CORPORATION
            FOR THE QUARTER ENDED SEPTEMBER 30, 2003


                            CONTENTS


     PART I - FINANCIAL INFORMATION                          PAGE NO.

     Item 1 - Financial Statements (Unaudited):

          Consolidated Balance Sheets                             3-4

          Consolidated Statements of Income                         5

          Consolidated Statements of Cash Flow                      6

          Notes to Consolidated Financial Statements             7-11

     Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations     12-15

     Item 3 - Quantitative and Qualitative Disclosure
              About Market Risk

     There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding year to the date of this Form 10-Q.

     Item 4 - Controls and Procedures                             15

     PART II - OTHER INFORMATION                                  16

     SIGNATURES                                                   17


                  MONMOUTH CAPITAL CORPORATION
                   CONSOLIDATED BALANCE SHEETS
         AS OF SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

                                           September 30,         December 31,
             ASSETS                             2003                 2002
                                            ____________         ____________
Real Estate Investments:
Land                                        $  5,838,603           $2,099,065
Buildings, Improvements and
 Equipment, net of accumulated
 depreciation of  $501,035 and
 $285,852, respectively                       17,371,776            9,750,148
                                            ____________         ____________
  Total Real Estate Investments               23,210,379           11,849,213

Cash and Cash Equivalents                        436,965              174,099
Securities Available for Sale, at
  Fair Value:
 Federal National Mortgage
  Association                                    744,218            3,348,671
 Government National Mortgage
  Association                                     83,277              149,758
 Other Securities Available for
  Sale                                         8,754,904            9,346,508
Accounts Receivable                                9,528               27,625
Loans Receivable, net of allowance
  for losses of $100,845, at
  September 30, 2003 and December 31, 2002     1,542,461            1,888,094
Inventory                                        161,009              118,009
Prepaid Expenses and Other  Assets                31,619               13,942
Financing Costs, net of
  accumulated amortization                       288,536              185,613
Leasing costs, net of accumulated
  amortization                                   389,182                  -0-
                                            ____________         ____________
   TOTAL ASSETS                              $35,652,078          $27,101,532
                                            ============         ============

                           -UNAUDITED-
       See Notes to the Consolidated Financial Statements
                                3


                  MONMOUTH CAPITAL CORPORATION
              CONSOLIDATED BALANCE SHEETS (CONT'D.)
         AS OF SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

                                            September 30,      December 31,
                                                2003               2002
                                             ____________       ____________
LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgages Payable                             $16,046,135           $8,616,405
Accounts Payable and Accrued Expenses
                                                  230,636              327,391
Loans Payable                                   5,109,235            8,660,162
Other Liabilities                                  35,000               35,000
                                             ____________         ____________
      Total Liabilities                        21,421,006           17,638,958
                                             ____________         ____________
Minority Interest                               1,995,377              352,564
                                             ____________         ____________
Shareholders' Equity:
  Common Stock (par value $1.00 per
  share; authorized 10,000,000
  shares; issued and outstanding
  3,020,681 and 2,277,537
  shares respectively                           3,020,681            2,277,537
Additional Paid-In Capital                      6,956,039            4,993,306
Accumulated Other Comprehensive
  Income                                        1,468,758            1,734,189
Retained Earnings                                 790,217              104,978
                                             ____________         ____________
      Total Shareholders' Equity               12,235,695            9,110,010
                                             ____________         ____________
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                      $35,652,078          $27,101,532

                                             ============         ============

                              -UNAUDITED-
          See Notes to the Consolidated Financial Statements
                                4


                  MONMOUTH CAPITAL CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME
           FOR THE THREE MONTHS AND NINE MONTHS ENDED
                   SEPTEMBER 30, 2003 AND 2002

                                THREE MONTH                 NINE MONTHS
                           9/30/03       9/30/02      9/30/03      9/30/02
                          ________       ________     ________     ________
Income:
  Interest and Dividend
    Income               $   255,612   $   342,800  $   854,663  $   935,723
  Rental and Occupancy
    Charges                  443,926       215,189    1,144,487      645,614
  Sales of Manufactured
    Homes                     22,134       126,499      145,890      285,499
  Gain on Securities
    Available for Sale
    Transaction, net         391,668           -0-      667,511      181,002
  Other Income                    20           184          503          568
                          __________    __________   __________   __________
    Total Income           1,113,360       684,672    2,813,054    2,048,406
                          __________    __________   __________   __________
Expenses:
  Cost of Sales of
    Manufactured Homes        22,135       125,988      139,712      278,208
  Selling Expense                797           910        1,926        6,380
  Professional Fees           51,429        47,994      166,712      186,736
  Interest Expense           218,442       183,246      604,422      553,655
  Depreciation Expense        88,468        39,000      215,183      117,000
  Other Expenses             104,513       136,062      367,712      386,428
                          __________    __________   __________   __________
    Total Expenses           485,784       533,200    1,495,667    1,528,407
                          __________    __________   __________   __________
Income before Minority
  Interest                   627,576       151,472    1,317,387      519,999

Minority Interest             28,209         9,551       42,136       34,322
                          __________    __________   __________   __________
INCOME  BEFORE  INCOME
  TAXES                      599,367       141,921    1,275,251      485,677

INCOME TAXES                  20,000           -0-       20,000       50,000
                          __________    __________   __________   __________
NET INCOME                   579,367       141,921    1,255,251      435,677
                          ==========    ==========   ==========   ==========
 NET INCOME  PER SHARE -
   Basic                 $       .21   $       .07  $       .46  $       .23
                          ==========    ==========   ==========   ==========
   Diluted               $       .20   $       .07  $       .45  $       .23
                          ==========    ==========   ==========   ==========
 WEIGHTED AVERAGE SHARES
   OUTSTANDING
   Basic                   2,936,289     1,985,657    2,751,740    1,850,432
                          ==========    ==========   ==========   ==========
                           2,963,730     2,011,105    2,772,909    1,867,049
   Diluted                ==========    ==========   ==========   ==========

                           -UNAUDITED-
          See Notes to Consolidated Financial Statement
                                5

                  MONMOUTH CAPITAL CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOW
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                                                   2003            2002
                                                __________      __________
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                  $   1,255,251     $   435,677
   Income Allocated to Minority Interest              42,136          34,322
   Depreciation and Amortization                     232,688         126,297
   Provision for Loan Losses                             -0-          52,500
   Gain on Sale of Securities Available for
     Sale                                          (667,511)       (181,002)
   Changes In Operating Assets and
     Liabilities:
     Accounts Receivable                              18,097         138,663
     Inventory                                           -0-         280,508
     Prepaid Expenses and Other  Assets            (410,762)        (48,371)
     Accounts Payable and Accrued Expenses          (96,755)         107,475
     Other Liabilities                                   -0-              85
                                                  __________      __________
Net Cash Provided by Operating Activities            373,144         946,154
                                                  __________      __________
CASH FLOWS FROM INVESTING ACTIVITIES
   Loans Made                                            -0-       (110,600)
   Collections and Other Decreases in Loans          302,633         162,699
     Receivable
   Purchase of Securities Available for Sale     (1,970,579)     (3,303,501)
   Proceeds from Sales and Other Decreases
     in Securities Available for Sale              5,635,197       2,196,736
   Additions to Land, Building, Improvements
     and Equipment                              (11,576,349)     (4,235,698)
                                                  __________      __________
Net Cash Used in Investing Activities            (7,609,098)     (5,290,364)
                                                  __________      __________
CASH FLOWS FROM FINANCING ACTIVITIES
 Net Decrease in Loans Payable and Inventory
     Financing                                   (3,550,927)       (167,443)
Proceeds from Mortgages                            7,670,000       3,100,000
Principal Payments on Mortgages                    (240,270)       (126,007)
Increase (Decrease) in Minority Interest           1,600,677        (30,870)
Financing Costs on Debt                            (116,525)        (66,118)
Proceeds from the Issuance of Class A Common
   Stock                                           2,374,939       1,255,045
Proceeds from exercise of stock options              205,000             -0-
Dividends Paid                                     (444,074)             -0-
                                                  __________      __________
Net Cash Provided by in Financing Activities       7,498,820       3,964,607
                                                  __________      __________
Net Increase (Decrease) in Cash                      262,866       (379,603)
Cash at Beginning of Period                          174,099         607,443
                                                  __________      __________
Cash at End of Period                            $   436,965     $   227,840
                                                  ==========      ==========

                           -UNAUDITED-
       See Notes to the Consolidated Financial Statements
                                6

                  MONMOUTH CAPITAL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2003

NOTE 1 - ACCOUNTING POLICY

The interim consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2003 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited financial statements and notes thereto included in the annual report of Monmouth Capital Corporation (the Company) for the year ended December 31, 2002 have been omitted.

The Company has elected to be taxed as a real estate investment trust (REIT). As a REIT, the Company would not be taxed on the portion of its income which is distributed to shareholders, provided it meets certain requirements.

  Certain reclassifications have been made to the financial statements for the prior period to conform to the current period presentation.

NOTE 2 - NET INCOME PER SHARE

Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. Options in the amount of 27,441 and 25,448 for the quarter ended September 30, 2003 and 2002, respectively, and options in the amount of 21,169 and 16,617 for the nine months ended September 30, 2003 and 2002, respectively are included in the diluted weighted average shares outstanding.

NOTE 3 - COMPREHENSIVE INCOME

Total comprehensive income, including unrealized gains (loss) on securities available for sale for the three and nine months ended
September 30, 2003 and 2002, is as follows:

                             September 30,    September 30,
                                 2003              2002
                             _____________    _____________


          Three Months         $262,356         ($184,007)
          Nine Months           989,820           592,103

NOTE 4 - REAL ESTATE INVESTMENTS

On August 14, 2003, the Company purchased a 107,160 square foot industrial building in Wheeling, Illinois, from Jones Elgin I, LLC, an Illinois limited liability company (Jones Elgin). For purposes of the acquisition, the Company joined with Jones Elgin to form Wheeling partners LLC, an Illinois limited liability company, in which the Company holds and equity interest of approximately 63%. This warehouse facility is 100% subleased to FedEx Ground Package System, Inc. under a net lease for 12 years (FedEx lease). The purchase price, including closing costs, was approximately $11,985,000. The Company borrowed approximately $2,300,000 against its security portfolio with Prudential Securities, obtained a bank loan of $500,000 at an interest rate of 7.23% due August 30, 2004, and obtained a mortgage of approximately $7,670,000. This mortgage payable is at an interest rate of 5.68% and is due 2021. The property acquired is commercial rental property and will continue to be used as such. The Company has accounted for this transaction as a purchase.

NOTE 5 - SECURITIES AVAILABLE FOR SALE AND LOANS PAYABLE

During the nine months ended September 30, 2003, the Company sold or redeemed $5,635,197 of securities for a net gain of $667,511, and made purchases of $1,970,579 in securities. During the nine months ended September 30, 2003, the Company made $3,550,927 net payments on its margin loans and other notes payable.

NOTE 6 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

On June 16, 2003, the Company paid $570,012 as a dividend of $.20 per share to shareholders of record May 15, 2003 of which $125,938 was reinvested. For the nine months ended September 30, 2003, the Company received $2,500,877 from the Dividend
Reinvestment and Stock Purchase Plan (DRIP), and $205,000 from exercise of stock options. There were 673,144 shares issued in the DRIP, and 70,000 shares from stock options exercised, resulting in 3,020,681 shares outstanding. On October 1, 2003, the Company declared a dividend of $.20 per share to be paid on December 15, 2003 to shareholders of record November 17, 2003.

NOTE 7 - EMPLOYEE STOCK OPTIONS

The Company had elected to follow APB Opinion No. 25 in accounting for its stock option plan prior to January 1, 2003, and accordingly no compensation cost had been recognized prior to January 1, 2003. Had compensation cost been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts as follows:


                               Three           Three            Nine          Nine
                               Months          Months          Months        Months
                              9/30/03         9/30/02          9/30/03       9/30/02
                            ____________    ____________    ____________  ____________

Net Income as Reported         $579,367        $141,921     $1,255,251      $435,677

Compensation expense if
  the fair value method
  had been applied                  -0-             500            -0-         1,500
                           ____________    ____________   ____________  ____________
Net Income Pro forma           $579,367        $141,421     $1,255,251      $434,177
                           ============    ============   ============  ============
Net Income per share -
  Basic
    As Reported               $     .21     $       .07      $     .46  $        .23
    Pro forma                 $     .20     $       .07      $     .45  $        .23
  Diluted
    As Reported               $     .20     $       .07      $     .45  $        .23
    Pro forma                 $     .20     $       .07      $     .45  $        .23


The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2002: dividend yield of 10%; expected volatility of 25%; risk free interest rates of 3.4%; and expected lives of five years.

The Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation" on January 1, 2003. Under the prospective method of adoption selected by the Company under the provisions of SFAS No. 148, "Accounting for Stock Based Compensation, Transition and Disclosure", no compensation costs have been recognized in 2003, as the Company did not grant stock-based employee compensation during the nine months ended September 30, 2003.

Three  participants exercised their stock options  and  purchased
70,000 shares for a total of $205,000 during the nine months ended September 30, 2003.

As of September 30, 2003, there were options outstanding to purchase 80,000 shares and 150,000 shares available for grant under the Company's stock option plan.

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash  paid  for interest and taxes during the nine  months  ended
September 30, 2003 and 2002 were as follows:

                      2003      2002
                     _____      _____
        Interest    $598,117   $553,655
        Taxes         44,027     41,966



During  the  nine months ended September 30, 2003 and  2002,  the
Company   had  dividend  reinvestments  of  $125,938  and   $-0-,
respectively, which required no cash transfers.

During the nine months ended September 30, 2003 and 2002, the Company repossessed the collateral for loans receivable of $
43,000 and $250,097, respectively, and placed it into inventory.

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

In  January  2003,  the  Financial  Accounting  Standards  Board
("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51", which addresses consolidation by business enterprises of variable interest entities. The Interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. Management believes that this Interpretation will not have a material impact on the Company's financial statements.

In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003, with some exceptions, and for hedging relationships designated after September 30, 2003. The guidance should be applied prospectively. Management believes that this Statement will not have a material impact on the Company's financial statements.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. Management believes that this Statement will not have a material impact on the Company's financial statements. On October 29, 2003, the FASB voted to indefinitely defer certain provisions of this statement relating to non-controlling (minority) interests in finite-like entities.

NOTE 10 - SUBSEQUENT EVENTS

On October 23, 2003, the Company completed a private placement offering of $5,370,000 (less approximately $400,000 in offering costs) of 8% Convertible Subordinated Debentures (the
Debentures), due 2013. Interest will be paid semi-annually in arrears on April 30 and October 31 of each year, commencing April 30, 2004. The Debentures are convertible into common stock of the Company at any time prior to redemption or maturity, at the conversion price of $6.00 per share (equivalent to a rate of
166.6667 shares of common stock for each $1,000 principal amount), subject to adjustment under certain conditions. The Company may redeem the Debentures, at its option, in whole or in part, at any time on and after October 31, 2004 at the redemption prices set below. The redemption price, expressed as a percentage of principal amount, is as follows for the 12-month periods beginning on:


             Period         Redemption
             ______         __________

     October 23, 2004          110%
     October 23, 2005          110%
     October 23, 2006          110%
     October 23, 2007          105%
     October 23, 2008
       and thereafter          100%


No sinking fund is provided for the Debentures.

The Company may redeem the debentures, at our option, in whole or in part, at any time prior to October 23, 2004, upon at least 30 and not more than 60 days' notice by mail to the holders of the debentures, at a redemption price equal to 100% of the principal amount of the debentures to be redeemed, plus accrued and unpaid interest to the date fixed for redemption, if the closing price of our common stock has exceeded 150% of the conversion price for at least 20 trading days in the consecutive 30-day trading period ending on the trading day prior to the date we mail the notice of redemption.

                  MONMOUTH CAPITAL CORPORATION
              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION

The company operates as a hybrid-diversified REIT and invests in real estate, mortgages, mortgage-backed securities and other REIT securities. The Company generated net cash provided for the nine months ended September 30, 2003 by operating activities of $373,144. The Company raised $2,500,877 from the issuance of shares of common stock through its Dividend Reinvestment and Stock Purchase Plan (DRIP) for the nine months ended September 30, 2003.

Real estate investments increased by $11,361,166 due to the acquisition of the Wheeling, Illinois property on August 14, 2003, net of depreciation expense for the nine month period ended September 30, 2003. The Company plans to make additional acquisitions as properties which meet the Company's investment criteria become available.

Securities available for sale decreased by $3,262,538 primarily as a result of sales of other securities of $3,080,933, and principal repayments of $2,670,934 on the mortgage-backed securities. These sales were offset by purchases of $1,970,579 in the nine months ended September 30, 2003.

Loans receivable decreased by $345,633 during the nine months ended September 30, 2003. This was primarily the result of collections of $302,633 on loans for sales of mobile homes made before March 31, 2001, and repossession of the collateral on those loans of $43,000.

Deferred leasing costs increased by $389,182 due to a lease commission paid on the acquisition and leasing of the Wheeling, Illinois property of $393,085, less amortization.

Mortgages payable increased by $7,429,730 during the nine  months ended  September  30,  2003 due to the mortgage  related  to  the acquisition  of  the  Wheeling, Illinois property  of  $7,670,000 offset by principal repayments of $240,270.

Loans payable decreased by $3,550,927 during the nine months ended September 30, 2003. This was primarily the result of repayments on margin loans as securities are sold or redeemed.

Minority  interest  increased due to  the  addition  of  the  37%
minority investors in the Wheeling, Illinois acquisition.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Income is comprised primarily of interest and dividend income and rental and occupancy charges. Sales of mobile homes result from the sales of repossessed mobile homes held in inventory. The Company was engaged in mobile homes sales before March 31, 2001.

MATERIAL CHANGES IN RESULTS OF OPERATIONS, (CONT'D.)

Interest and dividend income decreased by $87,188 for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002, and by $81,060 for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. This was primarily due to sales and redemptions of securities available for sale during 2003. These securities sold had higher yields than the yields of securities purchases made in 2003. The decrease in yield is due to the current interest rate environment.

Rental and occupancy charges increased by $228,737 for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002, and $498,873 for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002, primarily due to collection of rents and reimbursements for a full nine months on properties purchased in 2002 and the purchase of the Wheeling, Illinois property in August, 2003.

Professional fees increased from $47,994 for the three months ended September 30, 2002 to $51,429 for the for the three months ended September 30, 2003 and decreased from $186,736 for the nine months ended September 30, 2002 to $166,712 for the nine month ended September 30, 2003. The increase for the three months is due to increased personnel costs. Management of the Company also manages two affiliated REIT's, United Mobile Homes, Inc. and Monmouth Real Estate Investment Corporation. (the affiliated REIT's). The Company receives an allocation of salaries and benefits from the affiliated REIT's based on the time the employees devote to each REIT. The decrease for the nine months relates to decreased legal fees.

Sales of manufactured homes and Cost of sales of manufactured homes for the nine months ended September 30, 2003 relate to the disposition of repossessed inventory, which originally were sold when the Company operated as a manufactured home sales business prior to March 30, 2001.

Interest expense increased from $183,246 for the three months ended September 30, 2002 to $218,422 for the three months ended September 30, 2003 and from $553,655 for the nine months ended
September  30,  2002  to  $604,422  for  the  nine  months  ended
September  30,  2003.    This was primarily  the  result  of  the
purchases of securities available for sale on margin and the mortgage on the acquisition of the Wheeling, Illinois property.

Depreciation expense increased from $39,000 for the three months ended September 30, 2002 to $88,468 for the three months ended September 30, 2003, and from $117,000 for the nine months ended
September  30,  2002  to  $215,183  for  the  nine  months  ended
September 30, 2003 due to the new acquisition during 2002 and 2003.

Other expenses decreased from $136,062 for the three months ended September 30, 2002 to $104,513 for the three months ended
September  30, 2003 and from $386,428 for the nine  months  ended
September 30, 2002 to $367,712 for the nine months ended September 30, 2003 due mainly to decreases in bad debt expense, accounting fees and miscellaneous operating expenses, partially offset by increases in insurance and real estate taxes related to the new acquisitions.

MATERIAL CHANGES IN RESULTS OF OPERATIONS, (CONT'D.)

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

The  Company's FFO for the three and nine months ended  September
30, 2003 and 2002 is calculated as follows:

                          Three Months               Nine Months
                     2003          2002         2003          2002
                     ____          ____         ____          ____

Net Income         $579,367      $141,921    $1,255,251     $435,677
Depreciation
  Expense            88,468        39,000       215,183      117,000
                 __________    __________    __________    _________

FFO                $667,835      $180,921    $1,470,434     $552,677
                 ==========    ==========    ==========    =========


The following are the cash flows provided (used) by operating, investing and financing activities for the nine months ended
September 30, 2003 and 2002:



                           2003            2002
                         ______          ______

Operating              $   373,144     $   946,154
  Activities
Investing               (7,609,098)     (5,290,364)
  Activities
Financing                7,498,820       3,964,607
  Activities


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

MATERIAL CHANGES IN RESULTS OF OPERATIONS, (CONT'D.)



CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer, with the assistance of other members of the Company's management, have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

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

                               15
<PAGE


                  MONMOUTH CAPITAL CORPORATION
                   PART II - OTHER INFORMATION
            FOR THE QUARTER ENDED SEPTEMBER 30, 2003

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

    (a)  Exhibits

         31.1
         CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
         AS ADOPTED PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         31.2
         CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
         AS ADOPTED PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         32
         CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
         AS ADOPTED PURSUANT TO
         SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


    (b)  Reports on Form 8-K

         Form 8-K dated August 14, 2003, was filed to report that the Company issued a press release dated August 14, 2003 announcing a new property acquisition.

         Form 8-K dated August 14, 2003, was filed to report the purchase of an industrial building in Wheeling, Illinois and to disclose the material factors of the acquisition.

                           SIGNATURES



     Pursuant to the requirements of the Securities and Exchange
     Act of 1934, the Registrant has duly caused this report to be signed on its Behalf by the undersigned thereunto duly authorized.


                   MONMOUTH CAPITAL CORPORATION




     Date:  November 10, 2003    By: /s/ Eugene W. Landy
                                     EUGENE W. LANDY
                                     President and Chief
                                     Executive Officer



     Date:  November 10, 2003    By:  /s/ Anna T. Chew
                                      ANNA T. CHEW
                                      Chief Financial Officer