Form 10-K
period 2003-12-31
MONMOUTH CAPITAL CORP
filed 2004-03-23
CIK 67618

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (C) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the registrant  is  an accelerated
filer (as defined in Rule 12b-2 of the Act). Yes _     No X

The aggregate market value of voting stock held by non-affiliates of the Registrant was $11,947,117 (based on 2,478,655 shares of common stock at $4.82 per share, the closing price on June 30,
2003), presuming that directors and executive officers are affiliates.

The number of shares outstanding of issuer's common stock as of March 1, 2004 was 16,078,030 shares.

Documents Incorporated by Reference: Exhibits incorporated by reference are listed in Park IV Item 15(a) (3).

                             PART I

ITEM 1.    BUSINESS

General Development of Business

     In this 10-K, "we", "us', "our", or "the Company", refers to
Monmouth Capital Corporation, together with its predecessors and subsidiaries, unless the context requires otherwise.

      Monmouth Capital Corporation is a corporation organized in the State of New Jersey in 1961. The Company operates as a qualified real estate investment trust (REIT) under Sections 856-860 of the Internal Revenue Code (the Code) and intends to maintain its qualification as a REIT in the future. As a qualified REIT, with limited exceptions, the Company will not be taxed under federal and certain state income tax laws at the corporate level on taxable income that it distributes to its shareholders. For special tax provisions applicable to REITS, refer to Sections 856-860 of the Code.

      Prior to 1994 the Company operated as a small business investment company. During 1994, the Company formed a wholly-owned subsidiary, The Mobile Home Store, Inc. (MHS), to finance and sell manufactured homes. The sales operation was conducted at manufactured home communities owned by United Mobile Homes (United), a related REIT. The Company also invested in real estate and securities. In March 2001, the Company sold the existing inventory of manufactured homes to United at the Company's carrying value and the Company exited the manufactured home sales business since it proved to be unprofitable. MHS was merged into the Company on December 6, 2001.

      On September 26, 2001, the Company adopted a change from a fiscal year end of March 31 to a calendar year end, effective for the short year ended December 31, 2001. The Company elected to be taxed as a real estate investment trust for the transition period ended December 31, 2001.

      The Company has made the following property acquisitions in the last three years:

  Date of                     Square Property
Acquisition     Location       Feet  Type     Ownership    Tenant
___________     ________       ____  ____     ________     ______
  7/20/2001  Carlsdadt, NJ   59,400  warehouse     51%    Macy's

             White Bear                                   Federal
  12/20/2001 Lake, MN      59,425  warehouse     100%     Express

  9/18/2002  Cheektowaga,
             NY            62,986  warehouse     100%     Federal
                                                          Express

  8/14/2003   Wheeling,
              IL          107,160  warehouse     63%      Federal
                                                          Express
                                                          Ground

      The Company is currently operating as a diversified REIT investing in real estate equities, mortgages, mortgage-backed securities, and other REIT securities. The Company's capital is limited and there is no assurance the Company can or will continue to operate as a diversified REIT. The Company will consider alternative plans or proposals.

ITEM 1.    BUSINESS, (CONT'D.)

Narrative Description of the Business

      Currently the Company derives its income primarily through real estate rental operations and from dividend and interest income. The Company also derives some revenues from the sales of manufactured homes which the Company has repossessed and returned to inventory. These manufactured homes were sold prior to March 30, 2001, when the Company was in the manufactured home sales business. Rental and occupancy revenue was $1,734,583, $1,016,513, and $206,170 for the years ended December 31, 2003 and 2002 and for the short year ended December 31, 2001, respectively. Interest and dividend income was $1,091,924, $1,247,379, and $947,491 for the years ended December 31, 2003 and 2002 and for the short year ended December 31, 2001, respectively. Sales of manufactures homes were $269,690, $394,500 and $35,500 for the years ended December 31, 2003 and 2002 and for the short year ended December 31, 2001, respectively. Total assets were $41,569,008, $27,101,532, and $27,037,800 at December 31, 2003, 2002, and 2001, respectively.

      The Company has approximately 289,000 square feet of property, of which approximately 230,000 square feet, or 80% is leased to Federal Express Corporation and subsidiaries. During 2003, 2002, and the short year 2001, rental and occupancy charges from properties leased to Federal Express Corporation and subsidiaries approximated 75%, 58%, and 6%, respectively of total rental and occupancy charges.

      At December 31, 2003, the Company had investments in four industrial warehouse properties (see item 2 for detailed description of properties). The Company seeks to invest in additional properties and anticipates acquisitions of approximately $40,000,000 in 2004 and 2005. The funds for these acquisitions may come from the Company's bank borrowings, the Dividend Reinvestment and Stock Purchase Plan (the DRIP), the Convertible Subordinated Debentures, and other private placements. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made. Because of the contingent nature of contracts to purchase real property, the Company announces acquisitions only on closing.

      The Company raises capital through the DRIP in which participants purchase stock from the Company at a discount of approximately 5% of market price. During 2003, a total of $2,872,459 additional capital was raised. It is anticipated, although no assurances can be given, that a comparable level of participation will continue in the DRIP in 2004. In addition, on October 23, 2003, the Company completed a private placement offering of $5,370,000 of 8% Convertible Subordinated Debentures (the Debentures), due 2013.

      The Company competes with other investors in real estate for attractive investment opportunities. These investors include other "equity" real estate investment trusts, limited partnerships, syndications and private investors, among others. Competition in the market areas in which the Company operates is significant and affects acquisitions and/or development of properties, occupancy levels, rental rates and operating expenses of certain properties.

ITEM 1.    BUSINESS, (CONT'D.)

Management has built relationships with merchant builders which provide the Company with investment opportunities which fit the Company's investment policy.

      The Company operates as part of a group of three public companies (all REITs) which includes United and Monmouth Real Estate Investment Corporation (MREIC). United specializes in investments in manufactured home communities and MREIC specializes in net-leased industrial properties to credit rated tenants on long term leases. It is intended that the Company will invest in real estate ventures that do not qualify under the investment objectives of United and MREIC. To the extent there may be conflicts of interest as to prospective investments, the Company may be deprived of investment opportunities.

      The Company has five full-time employees. Additional salaries are allocated as professional fees from United and MREIC based on the time employees devote to the Company. Some general and administrative expenses are allocated to the Company based on use or services provided. A Board of Directors consisting of nine members is responsible for the general policies of the Company.

     The Company does not have an advisory contract; however, all of  the  properties are managed by various management  companies.
Management  fees were $15,397, $12,000 and $9,000 for 2003,  2002 and the short year 2001, respectively.

      The Company is subject to various environmental regulatory requirements related to the ownership of real estate. Investments in real property have the potential for environmental liability on the part of the owner of such property. The Company is not aware of any environmental liabilities to the Company relating to the Company's investment properties which would have a material adverse effect on the Company's business, assets or results of operations.

      The Company continues to invest in both debt and equity securities of other REITs and mortgage backed securities. The Company from time to time may purchase these securities on margin when the interest and dividend yields exceed the cost of funds. The securities portfolio provides the Company with liquidity and additional income. Such securities are subject to risk arising from adverse changes in market rates and prices, primarily interest rate risk relating to debt securities and equity price risk relating to equity securities.

     Additional information about the Company can be found on the Company's website which is located at www.monmouthcapital.com. The Company's filings with the Securities and Exchange Commission are made available through a link on the Company's website or by calling Investor Relation at 732-577-9993.

Risk Factors

Real Estate Industry Risks

    The Company faces risks associated with local real estate conditions in areas where the Company owns properties. The
      Company may be affected adversely by general economic

ITEM 1.    BUSINESS, (CONT'D.)

conditions and local real estate conditions. For example, an oversupply of industrial properties in a local area or a decline in the attractiveness of our properties to tenants would have a negative effect on the Company.

       Other factors that may affect general economic conditions or local real estate conditions include:

   -  population and demographic trends;

   -  zoning, use and other regulatory restrictions;

   -  income tax laws;

   - changes in interest rates and availability and costs of financing;

   -  competition from other available real estate;

   -  our ability to provide adequate maintenance and insurance;
      and

   - increased operating costs, including insurance premiums and real estate taxes.

       The Company may be unable to compete with its larger competitors and other alternatives available to tenants or potential tenants of our properties. The real estate business is highly competitive. The Company competes for properties with other real estate investors, including other real estate investment trusts, limited partnerships, syndications and private investors, many of whom have greater financial resources, revenues, and geographical diversity than the Company has. Furthermore, the Company competes for tenants with other property owners. All of the Company's industrial properties are subject to significant local competition. The Company also competes with a wide variety of institutions and other investors for capital funds necessary to support our investment activities and asset growth.

       The Company is subject to significant regulation that inhibits our activities and increases our costs. Local zoning and use laws, environmental statutes and other governmental requirements may restrict expansion, rehabilitation and reconstruction activities. These regulations may prevent the Company from taking advantage of economic opportunities. Legislation such as the Americans with Disabilities Act may require management to modify our properties. Future legislation may impose additional requirements. The Company cannot predict what requirements may be enacted or what changes may be implemented to existing legislation.

Risks Associated with Our Properties

       The Company may be unable to renew leases or relet space as leases expire. While management seeks to invest in well-located, modern buildings leased to credit-worthy tenants on long term leases, a number of the Company's properties are subject to short-term leases. When a lease expires, a tenant may elect not to renew it. Management may not be able to relet the

ITEM 1.    BUSINESS, (CONT'D.)

property on similar terms, if we are able to relet the property at all. Management has established an annual budget for renovation and reletting expenses that management believes is reasonable in light of each property's operating history and local market characteristics. This budget, however, may not be sufficient to cover these expenses.

       The Company has been and may continue to be affected negatively by tenant financial difficulties and leasing delays. A general decline in the economy may result in a decline in the demand for industrial space. As a result, the Company's tenants may delay lease commencement, fail to make rental payments when due, or declare bankruptcy. Any such event could result in the termination of that tenant's lease and losses to the Company. The Company receives a substantial portion of our income as rents under long-term leases. If tenants are unable to comply with the terms of their leases because of rising costs or falling sales, management, in our sole discretion, may deem it advisable to modify lease terms to allow tenants to pay a lower rental or a smaller share of operating costs, taxes and insurance.

        The  Company  may  be  unable  to  sell  properties  when
appropriate because real estate investments are illiquid. Real estate investments generally cannot be sold quickly and, therefore, will tend to limit management's ability to vary our property portfolio promptly in response to changes in economic or other conditions. The inability to respond promptly to changes in the performance of the Company's property portfolio could adversely affect the Company's financial condition and ability to service debt and make distributions to our stockholders.

        Environmental liabilities could affect the Company's profitability. The Company faces possible environmental liabilities. Current and former real estate owners and operators may be required by law to investigate and clean up hazardous substances released at the properties they own or operate. They may also be liable to the government or to third parties for property damage, investigation costs and cleanup costs. Contamination may adversely affect the owner's ability to sell or lease real estate or to borrow using the real estate as collateral.

      Environmental laws today can impose liability on a previous owner or operator of a property that owned or operated the property at a time when hazardous or toxic substances were disposed on, or released from, the property. A conveyance of the property, therefore, does not relieve the owner or operator from liability.

       Management is not aware of any environmental liabilities relating to our investment properties which would have a material adverse effect on our business, assets, or results of operations. However, we cannot assure you that environmental liability claims will not arise in the future.

       If our insurance coverage is inadequate or management cannot obtain acceptable insurance coverage, the Company operations could be materially adversely affected. Management generally maintains insurance policies related to the Company's business, including casualty, general liability and other policies covering business operations, employees and assets. The Company may be required to bear all losses that are not adequately covered by insurance. Although management believes that our insurance programs are adequate, no assurance can be given that we will not incur losses in excess of the Company's insurance coverage, or that the Company will be able to obtain insurance in the future at acceptable levels and reasonable cost.

ITEM 1.    BUSINESS, (CONT'D.)

Financing Risks

      The Company faces risks generally associated with our debt.
The Company finances a portion of our investments in properties and marketable securities through debt. This debt creates risks, including:

   -  rising interest rates on our floating rate debt;

   - failure to repay or refinance existing debt as it matures, which may result in the forced disposition of assets on disadvantageous terms;

   - refinancing terms less favorable than the terms of existing debt; and

   - failure to meet required payments of principal and/or interest.

       The Company faces risks associated with the use of debt to fund acquisitions, including refinancing risk. The Company is subject to the risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest. Management anticipates that a portion of the principal of our debt will not be repaid prior to maturity. Therefore, the Company will likely need to refinance at least a portion of our outstanding debt as it matures. There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of the existing debt. If principal payments due at maturity cannot be refinanced, extended or repaid with proceeds from other sources, such as new equity capital or sales of properties, the Company's cash flow will not be sufficient to repay all maturing debt in years when significant "balloon" payments come due. As a result, we may be forced to dispose of properties on disadvantageous terms.

       Management may amend our business policies without the stockholders' approval. Our board of directors determines our growth, investment, financing, capitalization, borrowing, REIT status, operations and distributions policies. Although the board of directors has no present intention to amend or reverse any of these policies, they may be amended or revised without notice to stockholders. Accordingly, stockholders may not have control over changes in our policies. Management cannot assure you that changes in our policies will serve fully the interests of all stockholders.

Other Risks

       The market value of our Common Stock could decrease based on the Company's performance and market perception and conditions. The market value of the Company's Common Stock may be based primarily upon the market's perception of the Company's growth potential and current and future cash dividends, and may be secondarily based upon the real estate market value of the Company's underlying assets. The market price of the Company's
Common Stock is influenced by the dividend on the Company's Common Stock relative to market interest rates. Rising interest rates may lead potential buyers of the Company's Common Stock to expect a higher dividend rate, which would adversely affect the market price of our Common Stock. In addition, rising interest rates would result in increased expense, thereby adversely affecting cash flow and the Company's ability to service our indebtedness and pay dividends.

ITEM 1 - BUSINESS, (CONT'D.)

       There are restrictions on the transfer of the Company's Common Stock. To maintain the Company's qualification as a REIT under the Internal Revenue Code of 1986 (the Code), no more than 50% in value of the Company's outstanding capital stock may be owned, actually or by attribution, by five or fewer individuals, as defined in the Code to also include certain entities, during the last half of a taxable year. Accordingly, the Company's charter and bylaws contain provisions restricting the transfer of the Company's Common Stock.

       The Company's earnings are dependent, in part, upon the performance of our investment portfolio. As permitted by the Code, management invests in and owns securities of other real estate investment trusts. To the extent that the value of those investments declines or those investments do not provide a return, the Company's earnings could be adversely affected.

       The Company may fail to qualify as a REIT. If the Company fails to qualify as a REIT, the Company will not be allowed to deduct distributions to stockholders in computing our taxable income and will be subject to Federal and state income tax, including any applicable alternative minimum tax, at regular corporate rates. In addition, the Company might be barred from qualification as a REIT for the four years following disqualification. The additional tax incurred at regular corporate rates would reduce significantly the cash flow available for distribution to stockholders and for debt service.

       Furthermore, the Company would no longer be required to make any distributions to the Company's stockholders as a condition to REIT qualification. Any distributions to stockholders that otherwise would have been subject to tax as capital gain dividends would be taxable as ordinary income to the extent of the Company's current and accumulated earnings and profits. Corporate distributees, however, may be eligible for the dividends received deduction on the distributions, subject to limitations under the Code.

      To qualify as a REIT, and to continue to qualify as a REIT, the Company must comply with certain highly technical and complex requirements. The Company cannot be certain it has complied, and will always be able to comply, with these requirements. In addition, facts and circumstances that may be beyond the Company's control may affect the Company's ability to continue to qualify as a REIT. The Company cannot assure you that new legislation, regulations, administrative interpretations or court decisions will not change the tax laws significantly with respect to the Company's qualification as a REIT or with respect to the Federal income tax consequences of qualification. The Company believes that it has qualified as a REIT since its inception and intends to continue to qualify as a REIT. However, the Company cannot assure you that the Company is qualified or will remain qualified.

   The Company may be unable to comply with the strict income distribution requirements applicable to REITs. To obtain the favorable tax treatment associated with qualifying as a REIT, among other requirements, the Company is required each year to distribute

ITEM 1 - BUSINESS, (CONT'D.)

to its stockholders at least 90% of its REIT taxable income. The Company will be subject to corporate income tax on any undistributed REIT taxable income. In addition, we will incur a 4% nondeductible excise tax on the amount by which our distributions in any calendar year are less than the sum of (i) 85% of our ordinary income for the year, (ii) 95% of our capital gain net income for the year, and (iii) any undistributed taxable income from prior years. The Company could be required to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT (and to avoid corporate income tax and the 4% excise tax), even if conditions were not favorable for borrowing.

      Notwithstanding the Company's status as a REIT, the Company is subject to various Federal, state and local taxes on our income and property. For example, the Company will be taxed at regular corporate rates on any undistributed taxable income, including undistributed net capital gains, provided, however, that properly designated undistributed capital gains will effectively avoid taxation at the stockholder level. The Company may also have to pay some state income or franchise taxes because not all states treat REITs in the same manner as they are treated for Federal income tax purposes.

ITEM 2.    DETAILED DESCRIPTION OF PROPERTIES

         On July 20, 2001, Palmer Terrace Realty Associates, LLC (Palmer Terrace), a 51% owned subsidiary of the Company, purchased a 59,400 square foot warehouse facility in Carlstadt, New Jersey from WXIII/MWL Real Estate Limited Partnership, an unrelated entity. This warehouse facility is 100% net leased to Macy's East, Inc., an Ohio corporation. The purchase price was approximately $3,100,000. The average monthly rental over the term of the lease is $29,082. This lease expires on April 5, 2009. The mortgage balance was $2,211,111 at December 31, 2003, at an interest rate of 7.75%. The mortgage matures August 15, 2021.

      On December 20, 2001, the Company purchased a 59,425 square foot warehouse facility in White Bear Lake, Minnesota from Jones Development Company, LLC, an unrelated entity. This warehouse facility is 100% net leased to Federal Express Corporation. The purchase price was approximately $4,800,000. The monthly rental over the term of the lease is $36,100. This lease expires on April 1, 2011. The mortgage balance was $3,125,436 at December 31, 2003, at an interest rate of 7.04%. The mortgage matures January 1, 2012.

     On September 18, 2002, the Company purchased a leasehold interest in a 62,986 square foot warehouse facility in Cheektowaga, New York from FedJones Cheektowaga, LLC (FedJones), an unrelated entity. This lease was between FedJones and the Erie County Industrial Development Agency (ECIDA). This warehouse facility is 100% subleased to FedEx Ground Package System, Inc. under a net lease. The purchase price was approximately $4,200,000. The monthly rental over the term of the lease is $33,800. The mortgage balance was $2,944,407 at December 31, 2003, at an interest rate of 6.78%. The mortgage matures October 1, 2017.

ITEM 2.    DETAILED DESCRIPTION OF PROPERTIES, (CONT'D.)

     On August 14, 2003, Wheeling Partners, LLC, a 63% owned subsidiary of the Company, purchased a 107,160 square foot industrial building in Wheeling, Illinois, from Jones Elgin I, LLC, an Illinois limited liability company (Jones Elgin). This warehouse facility is 100% subleased to FedEx Ground Package System, Inc. under a net lease for 12 years. The purchase price, including closing costs, was approximately $11,985,000. The average monthly rental over the term of the lease is $84,900. The mortgage payable balance was $7,608,285 at December 31, 2003, at an interest rate of 5.68%. The mortgage matures March 1, 2021.

ITEM 3.    LEGAL  PROCEEDINGS

          None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The Annual Meeting of Shareholders was held on October 8, 2003 to elect a Board of Directors for the ensuing year and to approve the Selection of Independent Auditors. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934.

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


            Year Ended        Year Ended         Short Year Ended
          December 31, 2003  December 31, 2002  December 31, 2001
             Market Price      Market Price        Market Price
              Low   High        Low   High      Low        High
            _____________________________________________________


Quarter 1    3.35    4.44    2.77     3.30      N/A       N/A

Quarter 2    3.89    5.10    3.29     3.92      2.65      3.05

Quarter 3    4.41    5.35    3.25     4.00      2.66      3.45

Quarter 4    5.00    7.93    3.19     3.95      2.70      3.25




     The over-the-counter market quotations reflect the inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

      As  of  December  31,  2003, there were  approximately  406 holders of the Company's common stock based on the number of record owners.

     The Company has paid dividends as follows:

                                       Long-
                                       term
                Dividends     Per     Capital Ordinary
    Period         Paid      Share     Gain    Income
     ______      _________   ______   _______ ________

2003            $1,178,504   $  .40    $.0635  $.3365
2002               748,497      .35     .2309   .1191
short year 2001    413,627      .25     .25       -0-

      On  January 14, 2004, the Company declared a dividend of  $
..25 per share to be paid on June 15, 2004 to shareholders of record May 17, 2004.

       Future dividend policy will depend on the Company's earnings, capital requirements, financial condition, availability and cost of bank financing and other factors considered relevant by the Board of Directors.

ITEM  5.     MARKET  FOR REGISTRANT'S COMMON EQUITY  AND  RELATED
             STOCKHOLDER MATTERS, (CONT'D.)

Equity Compensation Plan Information

     The following table summarizes information, as of December 31, 2003, relating to equity compensation plans of the Company (including individual compensation arrangements) pursuant to which equity securities of the Company are authorized for issuance.

                                                   Number of
                                                  Securities
                                                   Remaining
                                                   Available
                  Number of                       for Future
                  Securities      Weighted-        Issuance
                 to be Issued      average       Under Equity
                     Upon          Exercise      Compensation
                 Exercise of       Price of          Plans
                 Outstanding     Outstanding      (excluding
                   Options,        Options,       Securities
                 Warrants and    Warrants and    reflected in
Plan Category       Rights          Rights        column (a))
                     (a)             (b)              (c)
Equity
 Compensation
 Plans Approved
 by Security
 Holders            80,000          $3.08           150,000

Equity
 Compensation
 Plans not
 Approved  by
 Security
 Holders             N/A             N/A              N/A
                    ______          ______          _______

Total               80,000          $3.08           150,000
                    ======          =====           =======

ITEM 6.      SELECTED FINANCIAL DATA


                                               Short
                Year Ended    Year Ended    Year Ended    Year Ended  Year Ended
               December 31,  December 31,  December 31,   March 31,    March 31,
                   2003          2002          2001          2001        2000
               ___________   __________    __________     ________     ________
OPERATING DATA:
Rental Income   $1,734,583    $1,016,513    $206,170      $10,610     $184,547
Dividends and
  Interest
  Income         1,091,924     1,247,379     947,491      875,778      388,709
Sales of
Manufactured
  Homes            269,690       394,500      35,500    4,790,693    4,759,648
Gain on Sales
  of Real
  Estate
  Investments          -0-           -0-         -0-          -0-      245,419
Total Expenses    2,325,468    2,239,932   1,026,565    5,906,020    5,685,135
Minority Interest    98,829       45,507      19,393          -0-          -0-
Net Income (Loss)  1,283,432     554,638     398,205     (74,700)       14,200
Average Number
  of Shares
  Outstanding
  Basic            2,824,809   1,924,860   1,597,213    1,534,759    1,516,528
  Diluted          3,747,584   1,941,477   1,602,787    1,534,759    1,516,528
Net Income
  (Loss) per Share       .45        0.29        0.25       (0.05)         0.01
  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
CASH FLOW DATA:
Net Cash
  Provided by
  Operating
  Activities        $898,188   $1,401,577   $287,493     $178,452     $553,657
Net Cash Used
  by Investing
  Activities     (13,190,104)  (5,018,312)(6,222,715)  (5,968,544)  (1,466,842)
Net Cash
  Provided by
  Financing
  Activities      12,431,908    3,183,391  6,450,215    5,674,599    1,018,529
.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
OTHER DATA:
Funds from
  Operations*     $1,611,330     $763,159   $478,205    $(24,181)     $339,527
Cash Dividends
  per Share             0.40         0.35       0.25         0.05         0.05
.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
BALANCE SHEET DATA:
Total Assets     $41,569,008  $27,101,532 $23,037,800 $15,494,536   $9,068,788
Gross Real
  Estate
  Investments     29,540,600   12,135,065   7,895,036      11,065      457,256
Securities
  Available
  for Sale        15,443,909   12,844,937  11,656,770   12,277,298    3,073,907
Loans
  Receivable, Net  1,515,625    1,888,094   2,397,698    2,904,494    2,400,558
Mortgages
  Payable         15,889,239    8,616,405   5,719,724          -0-          -0-
Shareholders'
  Equity          12,371,005    9,110,010   7,325,722    6,463,842    5,273,879

ITEM 6.      SELECTED FINANCIAL DATA, (CONT'D.)

* Funds from operations (FFO), is defined as net income, excluding gains (or losses) from sales of depreciable assets, plus depreciation. FFO should be considered as a supplemental measure of operating performance used by real estate investment trusts (REITs). FFO excludes historical cost depreciation as an expense and may facilitate the comparison of REITs which have different cost bases. The items excluded from FFO are significant components in understanding the Company's financial performance. FFO (1) does not represent cash flow from operations as defined by generally accepted accounting principles; (2) should not be considered as an alternative to net income as a measure of operating performance or to cash flows from operating, investing and financing activities; and (3) is not an alternative to cash flow as a measure of liquidity. FFO, as calculated by the Company, may not be comparable to similarly entitled measures reported by other REITs.

The Company's FFO is calculated as follows:

                                          Short
            Year Ended    Year Ended   Year Ended   Year Ended  Year Ended
            December 31,  December 31, December 31,  March 31,   March 31,
                2003          2002         2001         2001        2000
              _______       _______       _______     _______     _______
Net Income
  (Loss)    $1,283,432     $554,638     $398,205   $(74,700)      $14,200

Gain on Sale
  of Depreciable
  Assets            -0-          -0-           -0-        -0-      245,419
Depreciation
  Expense       327,898       208,521      80,000      50,519       79,908
              _________     _________     _______   _________     ________
FFO          $1,611,330      $763,159    $478,205    $(24,181)    $339,527
             ==========      ========    ========    ========     ========

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATION

Overview

       The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto elsewhere herein.

        The Company is a diversified REIT. Currently, the Company's primary business is the ownership of four industrial properties subject to medium term leases and investing in marketable securities. These securities include securities of other REITS and mortgage backed securities. The Company also has loans receivable and inventory related to the sales of manufactured homes. Prior to March 31, 2001, the Company was engaged in the manufacturing home sales and finance business.

       The Company's revenue primarily consists of rental and related income from the ownership of the industrial properties, interest and dividend income, and gain on sale of securities. Sales of manufactured homes relates to the sale of inventory which had been repossessed and resold.

        Although the Company currently owns four industrial properties, management would consider other types of real estate acquisitions. Management anticipates that the Company will acquire approximately $40,000,000 in properties during 2004 and 2005. The current acquisitions environment is competitive and management may not be able to locate suitable properties for acquisition.

       The Company has financed acquisitions through capital raised through the Company's Dividend Reinvestment and Stock Purchase Plan, by obtaining mortgages, and from private placement offerings, including the Convertible Subordinated Debentures. If suitable acquisitions cannot be found during 2004, the Company will invest additional capital raised in REIT securities or pay down outstanding debt. The Company also invests in debt and equity securities of other REITs for liquidity and additional income. The Company from time to time may purchase these securities on margin when there is an adequate yield spread.

      See PART I, Item 1. Business for a more complete discussion of the economic and industry-wide factors relevant to the Company, the Company's lines of business and principal products and services, and the opportunities, challenges and risks on which the Company is focused.

Significant  Accounting Policies & Estimates

      The discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATION, (CONT'D.)

The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company's financial statements. Actual results may differ from these estimates under different assumptions or conditions.

      Significant accounting policies are defined as those that involve significant judgment and potentially could result in materially different results under different assumptions and conditions. Management believes the following significant accounting policies are affected by our more significant judgments and estimates used in the preparation of the Company's financial statements. For a detailed description of these and other accounting policies, see Note 1 in the notes to the Company's financial statements included in this Form 10-K. Management has discussed each of these significant accounting policies with the audit committee of the Board of Directors.

     Real Estate Investments

      The Company applies Financial Accounting Standards Board Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", to measure impairment in real estate investments. Rental properties are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis without interest) from a rental property is less than its historical net cost basis. These expected future cash flows consider factors such as future operating income, trends and prospects as well as the effects of leasing demand, competition and other factors. Upon determination that a permanent impairment has occurred, rental properties are reduced to their fair value. For properties to be disposed of, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property measured at the time there is a commitment to sell the property and/or it is actively being marketed for sale. A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Subsequent to the date that a property is held for disposition, depreciation expense is not recorded.

     Securities Available for Sale

      Investments in liquid real estate assets consist primarily of marketable equity REIT securities. Management reviews our marketable securities for impairment on an annual basis, or when events or circumstances occur. If a decline in fair value is determined  to be other than temporary, an impairment  charge  is recognized in earnings and the cost basis of the individual security shall be written down to fair value as the new cost basis. Management's evaluation includes consideration of events that may be attributable to the unrealized loss, including among other things, the credit-worthiness of the issuer, length of time that a security had a continuous unrealized loss, and the financial position of the issuing company.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATION, (CONT'D.)

 Revenue Recognition and Estimates

      Estimates are used to establish amounts receivable from tenants for such things as annualized rents, real estate taxes and other cost recoveries. In addition, an estimate is made with respect to whether a provision for allowance for doubtful accounts receivable and loans receivable is necessary. The allowance for doubtful accounts reflects management's estimate of the amounts of the recorded accounts receivable and loans receivable at the balance sheet date that will not be realized from cash receipts in subsequent periods. If cash receipts in subsequent periods vary from our estimates, or if the Company's tenants' financial condition deteriorates as a result of operating difficulties, additional changes to the allowance may be required.

Results of Operations

 Year Ended December 31, 2003 vs. Year Ended December 31, 2002

     Income is comprised primarily of interest and dividend income and rental income. On March 30, 2001, the Company exited the manufactured home sales business since it proved to be unprofitable. During 2003 and 2002, sales of manufactured homes, cost of sales of manufactured home, selling expense and other expenses are directly attributable to the sale of repossessed manufactured homes.

     Rental income increased $718,070, from $1,016,513 for the year ended December 31, 2002 to $1,734,583 for the year ended December 31, 2003. This increase is due primarily to the addition of the rental and reimbursement revenue from the Wheeling, Illinois acquisition made in August 2003. Annual rent for this new property is $642,003. In addition, rental income includes a full year of rental and reimbursement revenue from the Cheektowaga, New York property, which was purchased in September 2002.

      Interest and dividend income decreased $155,455, from $1,247,379 for the year ended December 31, 2002 to $1,091,924 for the year ended December 31, 2003. The decrease is due to increased redemptions in 2003 of higher yielding preferred stocks held during 2002 and lower average balance of securities during 2003 as compared to 2002. The average balance of securities available for sale was $11,128,557 and $12,614,666 for the years ended December 31, 2003 and 2002, respectively. Weighted average yield of the securities portfolio was 8.38% and 9.88% for the years ended December 31, 2003 and 2002, respectively. The balance of securities available for sale at December 31, 2003 and 2002 was $15,443,909 and $12,844,937, respectively.

Gain on sale of securities available for sale increased $529,489, from $181,002 for the year ended December 31, 2002 to $710,491 for the year ended December 31, 2003. The increase in gain on sale is due to the Company taking advantage of the unrealized gains experienced in the

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATION, (CONT'D.)

portfolio during 2003 and the increased redemptions of the preferred stock holdings by the issuers. The Company invests in securities as proxy for real property until suitable acquisitions are available and for additional income. If the market value of REIT stocks begins to decline, the Company does not expect that it would be recording the same level of gain on sale of securities available for sale in future years that it recorded in 2003. The securities portfolio at December 31, 2003 has an unrealized gain of 13%.

     Real estate taxes increased $11,484, from $102,955 for the year ended December 31, 2002 to $144,439 for the year ended December 31, 2003. Depreciation expense increased $119,377, from $208,521 for the year ended December 31, 2002 to $327,898 for the year ended December 31, 2003. The increase in these expenses is due primarily to the purchase of the Wheeling, Illinois property during 2003.

      Interest expense increased $184,537, from $792,667 for the year ended December 31, 2002 to $977,204 for the year ended December 31, 2003. The increase is due primarily to the interest related to the mortgage for the purchase of the Wheeling, Illinois property during 2003.

Year  Ended  December 31, 2002 vs. Short Year Ended December  31,
2001

     Income is comprised primarily of interest and dividend income and rental income. On March 30, 2001, the Company exited the manufactured home sales business since it proved to be unprofitable. Sales of manufactured homes, cost of sales of manufactured home, selling expense, other expenses and salaries and employee benefits decreased during the year ended December 31, 2002 as compared to the short year ended December 31, 2001. These changes are directly attributable to the exiting of the manufactured home sales business.

      Rental income increased $810,343, from $206,170 for the short year ended December 31, 2001 to $1,016,513 for the year ended December 31, 2002. This increase is due primarily to the addition of the rental and reimbursement revenue from the Cheektowaga, New York acquisition made in September 2002. Annual rent for this property is $406,020.

      Interest and dividend income increased $299,888, from $947,491 for the short year ended December 31, 2001 to $1,247,379 for the year ended December 31, 2002. The increase is due primarily to an increase in the securities available for sale portfolio. Securities available for sale at December 31, 2002 and 2001 were $12,844,937 and $11,656,770, respectively.

      Gain on sale of securities available for sale decreased $73,646, from $254,648 for the short year ended December 31, 2001 to $181,002 for the year ended December 31, 2002. The company sold less securities in 2002 as compared to 2001 due to cash needs for acquisitions. Two properties were purchased in the short year ended December 31, 2001 (Carlsdadt, New Jersey in July 2001 and White Bear Lake, Minnesota in December 2001) and one property was purchased in the year ended December 31, 2002 (Cheektowaga, New York).

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATION, (CONT'D.)

      Real estate taxes increased $100,539, from $2,416 for the short year ended December 31, 2001 to $102,955 for the year ended December 31, 2002. Depreciation expense increased $128,521, from $80,000 for the short year ended December 31, 2001 to $208,521 for the year ended December 31, 2002. The increase in these expenses is due to the purchases of White Bear Lake, Minnesota and Cheektowaga, New York.

      Salaries and employee benefits, professional fees and other expenses annualized remained relatively stable.

      Interest expense increased $419,508, from $373,159 for the short year ended December 31, 2001 to $792,667 for the year ended December 31, 2002. The increase is due primarily to the interest related to the mortgage for the purchase of the Cheektowaga, New York property during 2002 and a full year of interest on the mortgage on the White Bear Lake, Minnesota property.

Off-Balance Sheet Arrangements and Contractual Obligations

       The   Company  has  not  executed  any  off-balance  sheet
arrangements.

      The following is a summary of the Company's contractual obligations as of December 31, 2003:


    Contractual               Less than                        More than
    Obligations     Total       1 year  1-3 years   3-5 years   5 years
    __________      _____     _________ _________   _________  ________

   Mortgages
     Payable    $15,889,239   $603,801  $1,331,205  $1,515,124 $12,439,109

   8% Convertible
     Subordinated
     Debentures
     (1)          5,370,000         -0-         -0-         -0-  5,370,000

   Notes Payable
     (2)          1,075,000     575,000    500,000         -0-         -0-

   Retirement
     Benefits        25,000          -0-        -0-         -0-     25,000

   Total        $22,359,239   $1,178,801 $1,831,205 $1,515,124 $17,834,109


  (1) The Convertible Subordinated Debentures are due 2013, however, the principal amount is convertible at any time by the holder prior to redemption or maturity to common stock of the Company. See Note 6 in the Consolidated Financial Statements for additional disclosure.

  (2)  The Company paid these notes payable in full on January 26, 2004.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATION, (CONT'D.)

Liquidity and Capital Resources and Changes in Financial Condition

      The Company's ability to generate cash adequate to meet its needs is dependent primarily on income from its real estate investments and its securities portfolio, the sale of real estate investments and securities, refinancing of mortgage debt, leveraging of real estate investments, availability of bank borrowings, proceeds from the Dividend Reinvestment and Stock Purchase Plan, proceeds from the Subordinated Convertible Debenture, and access to the capital markets. Purchases of new properties, purchases of securities, payments of expenses related to real estate operations, capital improvements programs, debt service, management and professional fees, and dividend requirements place demands on the Company's liquidity.

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

     Net cash provided by operating activities for the year ended December 31, 2003, 2002, and the short year ended December 31, 2001 amounted to $898,188, $1,401,577 and $287,493, respectively.
The increases since 2001 were due primarily to profitable and expanded operations.

      Cash  flows  used in investing activities were $13,190,104,
$5,018,312, and $6,222,715 for the years ended December 31,  2003 and 2002 and for the short year ended December 31, 2001, respectively.

      The Company intends to grow its real estate investment portfolio. During the past three years, the Company purchased four warehouse facilities at an aggregate cost of approximately $24,000,000. The Company financed these purchases primarily through mortgages on its acquisitions. The Company expects to make additional real estate acquisitions from time to time. In 2004 and 2005 the Company plans to acquire approximately $40,000,000 in properties. The funds for these acquisitions may come from mortgages secured for the acquisitions, other bank borrowings, proceeds from the Dividend Reinvestment and Stock Purchase Plan, proceeds from private placements, or proceeds from sales of the Company's investment securities. To the extend funds or appropriate properties are not available, fewer acquisitions will be made. Funds generated are expected to be sufficient to meet debt service requirements and capital expenditures of the Company.

       Total   real   estate  investments,  net  of   accumulated
depreciation, increased by $11,239,034 during the year ended December 31, 2003. This was due primarily to the purchase of a new warehouse facility in Wheeling, Illinois, partially offset by depreciation for the year.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATION, (CONT'D.)

      The Company also invests in debt and equity securities of other REIT's as a proxy for real estate when suitable acquisitions are not available, for liquidity, and for additional income. The Company from time to time may purchase these securities on margin when there is adequate yield spread. At December 31, 2003, the securities portfolio balance was $15,443,909 with margin loans of $3,982,824. During 2003, the
Company's security portfolio increased by $2,598,972 due to purchases of $7,872,935 and an increase in the unrealized gain of $78,608, partially offset by sales, redemptions, and returns of principal of $5,352,571. During 2003, the Company sold or redeemed $4,642,080 in securities cost to recognize a portion of the unrealized gains in the portfolio, recognizing a gain on sale of securities available for sale of $710,491. The securities portfolio at December 31, 2003 had experienced an increase in value from cost of approximately 13%, however, there are no assurances such increases will continue. The Company anticipates that it will make additional investments in REIT securities if funds are available and suitable acquisitions of properties are not available.

      Loans  receivable relate to the financing  of  manufactured home sales when the Company was engaged in the manufactured mobile home sales business. Loans receivable decreased by $372,469 during the year ended December 31, 2003. This decrease was primarily due to collections of $186,701. The Company also repossessed the collateral for loans receivable of $185,768 and placed it into inventory.

      Cash  flows  from  financing activities  were  $12,431,908,
$3,183,391, and $6,450,215 for the years ended December 31,  2003 and 2002 and for the short year ended December 31, 2001, respectively.

      Mortgages payable increased by $7,272,834 due mainly to the mortgage of $7,670,000 related to the new acquisition in 2003 of the industrial property in Wheeling, Illinois, offset by principal payments on mortgages of $397,166. Loans payable decreased by $3,124,078 due to net repayments of the margin loan and other bank loans. The Company used a portion of proceeds from the Debentures to repay these loans. Financing costs and leasing costs increased by $844,283 primarily as a result of the purchase of the Wheeling, Illinois property, (loan costs of $116,525 and lease costs of $393,085), and the issuance of the Debentures (costs of $372,867), partially offset by amortization of $38,194.

      On October 21, 2003, the Company completed a private placement offering of $5,370,000 (less $372,867 in offering costs) of 8% Convertible Subordinated Debentures due in 2013. The Debentures are convertible into common stock of the Company at any time prior to redemption or maturity, at the conversion price of $6.00 per share (equivalent to a rate of 166.67 shares of common stock for each $1,000 principal amount). The Company may redeem the Debentures at scheduled prices at any time on or after October 23, 2004 or prior to October 23, 2004 if the closing stock price of our common stock has exceeded 150% of the conversion price for at least 20 trading says in the consecutive 30-day trading period. The Debenture proceeds were used to invest in REIT securities and pay down margin loans until suitable acquisitions of real estate can be found.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATION, (CONT'D.)

      Shareholders' equity increased from $9,110,010 at December 31, 2002 to $12,371,005 at December 31, 2003. The Company has a Dividend Reinvestment and Stock Purchase Plan (the DRIP) in which participants purchase stock from the Company at a discount of approximately 5% of market price. During 2003, a total of $2,872,459 in additional capital was raised through the DRIP. The success of the DRIP has resulted in substantial improvement in the Company's liquidity and capital resources in 2003. It is anticipated, although no assurances can be given, that a comparable level of participation will continue in the DRIP in 2004. During 2003, three directors and key employees exercised their stock options and purchased 70,000 shares for a total of $205,000.

Recent Accounting Pronouncements

      FASB Interpretation No. 46, Consolidation of Variable Interest Entities "FIN 46" was issued in January 2003 and was reissued as FASB Interpretation No. 46 (revised December 2003) (FIN 46R). For public entities, FIN 46 or FIN 46R is applicable to all special-purpose entities (SPEs) in which the entity holds a variable interest no later than the end of the first reporting period ending after December 15, 2003, and immediately to all entities created after January 31, 2003. The effective dates of FIN 46R vary depending on the type of reporting enterprise and the type of entity that the enterprise is involved with. FIN 46 and FIN 46R may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46 and FIN 46R provides guidance on the identification of entities controlled through means other than voting rights. FIN 46 and FIN 46R specifies how a business enterprise should evaluate its involvement in a variable interest entity to determine whether to consolidate that entity. A variable interest entity must be consolidated by its primary beneficiary if the entity does not effectively disperse risks or rewards among the parties involved. Conversely, effective dispersion of risks among the parties involved requires that a company that previously consolidated a special purpose entity, upon adoption of FIN 46 or FIN 46R, to deconsolidate such entity. Management believes that this interpretation will not have a material impact on the Company's financial statements.

      In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS No. 149). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with some exceptions, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. Management believes that this Statement will not have a material impact on the Company's financial statements.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATION, (CONT'D.)

        In    May  2003,  the  FASB  issued  Statement  No.  150,
"Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS No.
150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. On October 29, 2003, the FASB voted to indefinitely defer certain provisions of this statement relating to non-controlling (minority) interests in finite-like entities. Management believes that this Statement will not have a material impact on the Company's financial statements

Safe Harbor Statement

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

     The Company is exposed to interest rate changes primarily as a result of its long-term debt used to maintain liquidity and fund capital expenditures and expansion of the Company's real estate investment portfolio and operations. The Company's interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company borrows primarily at fixed rates.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK, (CONT.D)

     Below is the information as of December 31, 2003, concerning the Company's fixed-rate debt obligations, including principal cash flow by scheduled maturity, weighted average interest rates, and estimated fair value:

Long -Term                             Average
 Debt        Scheduled    Carrying     Interest  Fair Value
 Fixed Rate  Maturity      Value         Rate

             2011-2021   $15,889,239    6.44%    $16,287,506
                          ==========              ==========

     In addition to the mortgages, the Company has approximately
$1,000,000 carrying   value  in  short-term loans with Two River
Community Bank,  with  $500,000 at  6.11% and $500,000 at 7.23%.
Both loans are due in August 2004.

     The Company also has $3,982,824 million in variable rate debt due on demand. This debt is primarily margin loans secured by marketable securities. The interest rate on these margin loans range from 3.0% to 2.75% at December 31, 2003. The carrying value of the Company's variable rate debt approximates fair value at December 31, 2003.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The  financial statements and supplementary data listed  in
Part IV, Item 15 (a)(1) are incorporated herein by reference and filed as a part of this report.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A - CONTROLS AND PROCEDURES

       The Company's President and Chief Financial Officer, with the assistance of other members of the Company's management, have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the Company's President and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

       The Company's President and Chief Financial Officer have also concluded that there have not been any changes in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                            PART III


ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND AFFILIATED ENTITY OF
          THE REGISTRANT

      The following are the Directors and Executive Officers of the Company as of December 31, 2003. Several of the Directors and Officers of the Company also serve as directors of MREIC and United, both publicly-owned real estate investment trusts.

                      Present Position with the Company;
                      Business Experience During Past     Director
      Name       Age  Five Years; Other Directorships       Since
     _____       ___  ______________________________      ________

Ernest V.         85  Treasurer    (1961   to   present),   1961
Bencivenga            Secretary  (1967  to  present)  and
                      Director.    Financial   Consultant
                      (1976  to  present); Treasurer  and
                      Director   (1968  to  present)   of
                      Monmouth   Real  Estate  Investment
                      Corporation, an affiliated  company
                      Secretary/Treasurer     (1984    to
                      present)   and  Director  (1969  to
                      present)  of  United Mobile  Homes,
                      Inc., an affiliated company.

Anna T. Chew      45  Vice  President (2001  to  present)   1994
                      and  Chief Financial Officer  (1991
                      to     present)    and    Director.
                      Certified Public Accountant.   Vice
                      President  (1995  to  present)  and
                      Director   (1994  to  present)   of
                      United   Mobile  Homes,  Inc.,   an
                      affiliated     company.       Chief
                      Financial    Officer    (1991    to
                      present)  of  Monmouth Real  Estate
                      Investment     Corporation,      an
                      affiliated company.

Neil Herstik     45   Director.  Attorney at Law,  Gross,   2002
                      Truss   &  Herstik,  PC  (1997   to
                      present);   First  Vice  President,
                      Marlboro  Community Players,  Inc.,
                      a   non-profit  corporation  (2000-
                      2002);    Co-founder   and   former
                      President,    Manalapan-Englishtown
                      Education Foundation, Inc., a  non-
                      profit corporation (1995-2001).

Charles P.       66   Director.     Investor;    Director   1970
Kaempffer             (1974 to present) of Monmouth  Real
                      Estate  Investment Corporation,  an
                      affiliated company; Director  (1969
                      to   present)   of  United   Mobile
                      Homes,    Inc.,    an    affiliated
                      company.     Vice   Chairman    and
                      Director   (1996  to  present)   of
                      Community Bank of New Jersey.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND AFFILIATED ENTITY OF
          THE REGISTRANT, (CONT'D.)


                      Present Position with the Company;
                      Business Experience During Past     Director
      Name       Age  Five Years; Other Directorships       Since
     _____       ___  ______________________________      ________

Eugene W. Landy  70   President  (1968  to  present)  and   1961
                      Director.    Attorney    at    Law;
                      Chairman  of  the  Board  (1995  to
                      present), President (1969 to  1995)
                      of  United Mobile Homes,  Inc.,  an
                      affiliated  company; President  and
                      Director   (1968  to  present)   of
                      Monmouth   Real  Estate  Investment
                      Corporation,     an      affiliated
                      company.

Michael Landy    42   Executive   Vice   President    and   2001
                      Director.   Investor.     President
                      (1998  to  2001)  of Siam  Records,
                      LLC;     Chief    Engineer      and
                      Technical Director (1987  to  1998)
                      of   GRP   Recording Company.

Samuel A. Landy  43   Director.   Attorney at  Law  (1985   1994
                      to  present);  President  (1995  to
                      present), Vice President  (1991  to
                      1995)   and   Director   (1992   to
                      present)  of  United Mobile  Homes,
                      Inc.,    an   affiliated   company;
                      Director   (1989  to  present)   of
                      Monmouth   Real  Estate  Investment
                      Corporation,     an      affiliated
                      company.

Eugene           70   Director. Investor; Director  (1977   2001
Rothenberg            to   present)   of  United   Mobile
                      Himes, Inc. an affiliated company.

Robert R.        77   Director. Investor; Director  (1968   1963
Sampson               to  2001)  of Monmouth Real  Estate
                      Investment  Corporation;   Director
                      (1969  to present) of United Mobile
                      Homes,    Inc.,    an    affiliated
                      company;  General Partner (1983  to
                      present)   of  Sampco,   Ltd.,   an
                      investment group.

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND AFFILIATED ENTITY
             OF THE REGISTRANT, (CONT'D.)


Audit Committee

     The Company's Board of Directors  has  determined   that at
least one member of the Audit Committee is a financial expert.

Delinquent Filers

     There have been no delinquent filers pursuant to Item 405 of regulation S-K, to the best of management's knowledge

Code of Ethics

     The   Company  has adopted the Code of Business Conduct and
Ethics (the Code of Ethics).   The Code of Ethics can  be  found
at the Company's website at www.monmouthcapital.com, as well as attached to this filing at Exhibit 14.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table

      The following Summary Compensation Table shows compensation paid by the Company to its Chief Executive officer for services rendered during the year ended December 31, 2003, 2002, and the short year ended December 31, 2001. Because no executive officers received total annual salary and bonus exceeding
$100,000, only the compensation paid to the Chief Executive officer is to be disclosed under the Securities and Exchange Commission disclosure requirements.

 Name and Principal                  Compensation
   Position                          Salary    Bonus      Other
 __________________                  ______    _____      _____

 Eugene W. Landy          12/31/03   $50,000   None   $ 20,700(1)
 Chief Executive Officer  12/31/02    50,000   None     20,700(2)
                          12/31/01    37,500   None      1,600(3)


(1)  Represents  directors' fees and legal fees of $17,500.
(2)  Represents directors' fees and legal fees of $17,500.
(3)  Represents directors' fees.

ITEM 11.    EXECUTIVE COMPENSATION, (CONT'D.)

Stock Option Plan

      The following table sets forth for the executive officer named in the Summary Compensation Table, information regarding stock options outstanding at December 31, 2003:

                             Number of              Value of
                             Unexercised          Unexercised
                         Options at Year-End  Options at Year-End
         Shares   Value      Exercisable/          Exercisable/
  Name  Exercised Realized   Unexercisable         Unexercisable


Eugene W.
  Landy   -0-      N/A      50,000/  -0-       $164,000/    $-0-

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

     The second consideration is the individual achievements made by each officer. The Company is relatively small. The Committee is aware of the contributions made by each officer and makes an evaluation of individual performance based on the Committee's own familiarity with the officer.

      The  final  criteria in setting compensation is  comparable
wages  in  the  industry.   In  this regard,  the  REIT  industry
maintains excellent statistics.

ITEM 11.    EXECUTIVE COMPENSATION, (CONT'D.)

Evaluation

     The Committee reviewed the progress made by Eugene W. Landy, Chief Executive Officer, in locating alternative business and investment opportunities. The Committee decided to continue Mr.
Landy's annual compensation of $50,000.

                                        Compensation Committee:

                                        Charles P. Kaempffer
                                        Eugene D. Rothenberg
                                        Robert G. Sampson

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

                  Monmouth
  Year Ended       Capital        NASDAQ      NASDAQ
 December 31,    Corporation      Total     Financial
  __________     __________     __________  __________

     1998             100           100        100
     1999              74           185         99
     2000              74           112        107
     2001              88            89        118
     2002             126            61        121
     2003             251            92        164

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

      As of December 31, 2003, no person owned of record or was known by the Company to beneficially own more than 5% of the shares, except as follows:

     The  following table lists information with respect  to  the beneficial ownership of the Company's Common Stock as of December
31, 2003 by:

     - each person known by the Company to beneficially own more than five percent of the Company's outstanding shares;

     -  the Company's directors;

     -  the Company's executive officers; and

    - all of the Company's executive officers and directors as a group.

     Unless  otherwise  indicated, the person  or  persons  named below  have  sole voting and investment power and  that  person's address is c/o Monmouth Capital Corporation, Juniper Business Plaza, 3499 Route 9 North, Suite 3-C, Freehold, New Jersey 07728. In determining the number and percentage of shares beneficially owned by each person, shares that may be acquired by that person under options exercisable within 60 days of December 31, 2003 are deemed beneficially owned by that person and are deemed outstanding for purposes of determining the total number of outstanding shares for that person and are not deemed outstanding for that purpose for all other shareholders.

                                                    Percentage
                              Amount and Nature     of Shares
      Name and Address          of Beneficial        Outstanding
     of Beneficial Owner        Ownership (1)          (2)

Albert D. Mason, Inc.
50 Congress Street Suite 843
Boston, MA  02109                    687,571 (3)          22.31%

Ernest V. Bencivenga                   8,515 (4)            .28%

Anna T. Chew                          19,024 (5)            .62%

Neal Herstik                             500                .02%

Charles P. Kaempffer                  15,331 (6)            .50%

Eugene W. Landy                      292,862 (7)           9.35%

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT, (CONT'D.)

Michael Landy                         40,676 (8)           1.32%

Samuel A. Landy                      126,584 (9)           4.11%

Eugene Rothenberg                          5,127            .17%

Robert G. Sampson                         16,986            .55%

Directors and Officers as a
  Group (10)                             525,605          16.78%


  (1) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the Company believes that the persons named in the table have sole voting and investment power with respect to all Shares listed.

  (2) Based on the number of shares outstanding on December 31, 2003 which was 3,081,463.

  (3)   Based  upon Form SC 13D filed with the SEC by  Albert  D.
     Mason, Inc   on November 5, 2003 which notes that holder has
     sole   voting   and  dispositive power with respect to those
     shares.

  (4)   Includes 6,728 shares held by Mr. Bencivenga's wife.

  (5)   Held jointly with Ms. Chew's husband.

  (6)   Includes (a) 726 shares in joint name with Mrs. Kaempffer
     (b)  270 shares held by Mr. Kaempffer's wife; and (c)  7,000 shares in joint name with Mrs. Kaempffer held as Trustees for Defined Benefit Pension Plan.

  (7) Includes (a) 9,543 shares held by Mr. Landy's wife; (b) 32,835 shares held in the Landy & Landy Employees' Pension Plan, of which Mr. Landy is a Trustee with power to vote;
     (c) 69,051 shares held in the Landy & Landy Employees' Profit Sharing Plan, of which Mr. Landy is Trustee withpower to vote; and (d) 14,545 shares held by Landy Investments, Ltd.of which Mr. Landy has power to vote; and (e) 20,000 shares held in the Eugene W. and Gloria Landy Family Foundation, a charitable trust, of which Mr. Landy has power to vote. Also includes 50,000 Shares issuable upon exercise of a stock option.

  (8)    Includes   11,487   shares in custodial accounts for Mr.
     Landy's      children  under the Uniform Gift to Minor's Act
     in which he disclaims any beneficial interest, but has power to vote.

  (9)    Includes  (a)  14,899 shares held by Mr. Landy's   wife;
     (b) 17,477 shares in custodial accounts for Mr. Landy's children under the Uniform Gift to Minor's Act in which he disclaims any beneficial interest, but has power to vote; and (c) 28,995 shares in the Samuel Landy\
     Family   Limited Partnership.

 (10) Excludes 38,225 shares owned by MREIC and 78,910 shares owned by United. Eugene W. Landy owns beneficially approx-mately 6.46% of MREIC and 12.51% of United.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain relationships and related party transactions are incorporated herein by reference to part IV, Item 15(a)(1)(vi),
Note 11 of the Notes to Consolidated Financial Statements-Payments to Affiliated Persons and Related Party Transactions.

ITEM 14  - PRINCIPAL ACCOUNTING FEES AND SERVICES

       Cowan, Gunteski & Co., P.A. (Cowan Gunteski) served as the
Company's  independent auditors for the years ended December  31,
2003  and  2002.   The  following are the fees  billed  by  Cowan
Gunteski in connection with services rendered:

                            2003           2002
                           _____          _____
Audit Fees                 $21,162        $19,000
Audit Related Fees             -0-            -0-
Tax Fees                    11,000         10,000
All Other Fees                 -0-            -0-
                          ________       ________
    Total Fees             $32,162        $29,000
                          ========       ========

      Audit fees include professional services rendered by Cowan Gunteski for the audit of the Company's annual financial statements and reviews of financial statements included in the Company's quarterly reports on Form 10-Q. Audit fees also include services that are normally provided by the Company's independent auditors in connection with statutory and regulatory filings, such as consents and assistance with and review of documents filed with the Securities and Exchange Commission.

      Tax fees include professional services rendered by Cowan Gunteski for the preparation of the Company's federal and state corporate tax returns and supporting schedules as may be required by the Internal Revenue Service and applicable state taxing authorities. Tax fees also include other work directly affecting or supporting the payment of taxes, including planning and research of various tax issues.

Audit Committee Pre-Approval Policy

      The Audit Committee has adopted a policy for the pre-approval of audit and permitted non-audit services provided by the Company's principal independent accountants. The policy requires that all services provided by Cowan Gunteski to the
Company,  including audit services, audit-related  services,  tax services and other services, must be pre-approved by the Committee. The pre-approval requirements do not prohibit day-to-day normal tax consulting services, which matters will not exceed $5,000 in the aggregate.

     The Audit Committee has determined that the provision of the non-audit services described above is compatible with maintaining
Cowan Gunteski's independence.

                             PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND
            REPORTS ON FORM 8-K

(a) (1)   The following Financial Statements are filed as part of
this report:
                                                           Page

(i)     Auditors' Report                                    36

(ii)    Consolidated Balance Sheets                       37-38

(iii)   Consolidated Statements of Income                   39

(iv)    Consolidated Statements of Shareholders' Equity     40

(v)     Consolidated Statements of Cash Flows               41

(vi)    Notes to Consolidated Financial Statements        42-61

(a)(2) Financial Statement schedules are omitted for the reason that they are not require, are not applicable, or the required information is set forth in the financial statements or notes thereto.

(a)     The  Exhibits  set  forth  in  the  following  index   of
(3)     Exhibits are filed as part of this report.

Exhibit No.                       Description

(3)     Articles  of  Incorporation and By-Laws  -  Reference  is
        hereby  made  to  that  filed  with  the  Securities  and
        Exchange Commission with the Company's Form 10-KA  No.  2
        for the year ended March 31, 1994.

(14)    Code of Business Conduct and Ethics

(21) Subsidiaries of the Registrant - During fiscal 1994, the Registrant formed a wholly-owned subsidiary, The Mobile Home Store, Inc., to finance and sell manufactured homes. This subsidiary merged into the Registrant during 2001. During 2001, the Registrant formed a subsidiary, Palmer Terrace Realty Associates, LLC, to purchase a warehouse facility in Carlstadt, New Jersey. During 2003, the Registrant formed a subsidiary, Wheeling Partners, LLC, to purchase a warehouse facility in Wheeling, Illinois.

(23)    Consent of Cowan, Gunteski & Co., P.A.

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON
          FORM 8-K, (CONT'D.)

 Exhibit No.                     Description

(31.1) Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley
         Act of 2002.

(31.2) Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley
         Act of 2002.

(32) Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley
         Act of 2002.

(b) Reports on Form 8-K - On October 27, 2003, the Company announced the placement of $5,370,000 of 8% Convertible
         Subordinated Debentures due in 2013.

                  INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
Monmouth Capital Corporation
Freehold, New Jersey


     We have audited the accompanying consolidated balance sheets of Monmouth Capital Corporation as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders' equity and cash flows for the years ended December 31, 2003, 2002 and the short year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monmouth Capital Corporation at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the year ended December 31, 2003, 2002 and the short year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


                         /s/ Cowan, Gunteski & Co., P.A.


March 11, 2004
Toms River, New Jersey

                  MONMOUTH CAPITAL CORPORATION
                   CONSOLIDATED BALANCE SHEETS

                                  December 31,   December 31,
            ASSETS                   2003            2002
            ______                ___________    ___________

Real Estate Investments:
Land                                 $5,838,603     $2,099,065
Buildings, Improvements and
  Equipment, net of accumulated
  depreciation of  $613,750 and
  $285,852, respectively             17,249,644      9,750,148
                                     __________     __________
 Total Real Estate Investments       23,088,247     11,849,213

Loans Receivable, net of
  allowance for losses of
  $86,934 and $100,845,
  respectively                        1,515,625      1,888,094
Cash and Cash Equivalents               314,091        174,099
Accounts Receivable                      15,097         27,625
Securities Available for Sale,
  at Fair Value:
Federal National Mortgage
  Association                           546,697      3,348,671
Government National Mortgage
  Association                            69,298        149,758
Other Securities Available for
  Sale                               14,827,914      9,346,508
Inventory                                50,590        118,009
Prepaid Expenses and Other
  Current Assets                        111,553         13,942
Financing Costs, net of
  accumulated amortization of
  $42,796 and $16,879,
  respectively                          649,088        185,613
Leasing Costs, net of
  accumulated amortization of
  $12,277 and -0-, respectively         380,808            -0-
                                     __________     __________
   TOTAL ASSETS                     $41,569,008    $27,101,532
                                     ==========     ==========

        See Accompanying Independent Auditors' Report and
           Notes to Consolidated Financial Statements

                  MONMOUTH CAPITAL CORPORATION
               CONSOLIDATED BALANCE SHEETS (CONT.)


                                   December 31,   December 31,
                                      2003            2002
                                   ___________    ___________

LIABILITIES AND SHAREHOLDERS'
EQUITY

Mortgages Payable                    $15,889,239      $8,616,405
Convertible Subordinated
  Debentures                           5,370,000             -0-
Loans Payable                          5,576,824       8,660,162
Accounts Payable and Accrued
  Expenses                               249,854         327,391
Other Liabilities                        197,844          35,000
                                      __________      __________

  Total Liabilities                   27,283,761      17,638,958
                                      __________      __________

Minority Interest                      1,914,242         352,564
                                      __________      __________
Shareholders' Equity:
  Common Stock (par value $1.00
    per share; Authorized
    10,000,000 shares; issued
    and outstanding 3,081,463
    and 2,277,537 shares
    respectively)                      3,081,463       2,277,537
  Additional Paid-In Capital           7,266,839       4,993,306
Accumulated Other Comprehensive
    Income                             1,812,797       1,734,189
Retained Earnings                        209,906         104,978
                                      __________      __________

  Total Shareholders' Equity          12,371,005       9,110,010
                                      __________      __________

 TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY              $41,569,008     $27,101,532
                                      ==========      ==========

        See Accompanying Independent Auditors' Report and
           Notes to Consolidated Financial Statements

                  MONMOUTH CAPITAL CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME



                               For the      For the    For the Short
                              Year Ended   Year Ended    Year Ended
                             December 31, December 31,  December 31,
                                 2003         2002          2001
Income:
  Rental Income                1,734,583   $1,016,513     $206,170
  Interest and Dividend
    Income                     1,091,924    1,247,379      947,491
  Sales of Manufactured
    Homes                        269,690     $394,500      $35,500
  Gain on Sales of
    Securities                   710,491      181,002      254,648
  Other Income                     1,041          683          354
                               _________    _________    _________
    Total Income               3,807,729    2,840,077    1,444,163
                               _________    _________    _________
Expenses:
  Cost of Sales of
    Manufactured Homes           257,502      390,003       33,836
  Selling Expense                 13,025        5,066          -0-
  Real Estate Taxes              114,439      102,955        2,416
  Salaries and Employee
    Benefits                     177,257      178,586      136,346
  Professional Fees               71,825       81,554       86,201
  Interest Expense               977,204      792,667      373,159
  Depreciation                   327,898      208,521       80,000
  Other Expenses                 486,318      480,580      314,607
                               _________    _________    _________
    Total Expenses             2,325,468    2,239,932    1,026,565
                               _________    _________    _________
Income Before Minority
Interest                       1,382,261      600,145      417,598
Minority Interest                 98,829       45,507       19,393
                               _________    _________    _________

NET INCOME                    $1,283,432     $554,638     $398,205
                              ==========   ==========   ==========
NET INCOME  PER
  SHARE-BASIC AND DILUTED
    Basic                        $   .45      $   .29      $   .25
                              ==========   ==========   ==========
    Diluted                      $   .34      $   .29      $   .25
                              ==========   ==========   ==========
WEIGHTED AVERAGE
  SHARES OUTSTANDING:
      BASIC                    2,824,809    1,924,860    1,597,213
                               =========    =========    =========
      DILUTED                  3,747,584    1,941,477    1,602,787
                               =========    =========    =========

        See Accompanying Independent Auditors' Report and
           Notes to Consolidated Financial Statements

                  MONMOUTH CAPITAL CORPORATION
         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                             Accumulated
             Common Stock Issued   Additional Other Com-             Com-
             ___________________     Paid-In  prehensive  Retained prehensive
             Number      Amount      Capital     Income   Earnings   Income
             ______      ______      _______  __________  ________  ________

 Balance
  March 31,
  2001       1,573,790  $1,573,790  $3,409,597  $1,166,296 $314.259
 Common
  Stock
  Issued with
  DRIP*        123,224     123,224     231,240         -0-      -0-
 Net Income        -0-         -0-         -0-         -0-  398,205  $398,205
                                                                      =======
 Distributions     -0-         -0-         -0-         -0- (413,627)

 Unrealized Net
  Holding Gains
  on Securities
  Available for
  Sale             -0-         -0-         -0-     522,838       -0-  522,838
              _________   _________   _________   _________  _______  _______

 Balance
  December 31,
  2001        1,697,014   1,697,014   3,640,737   1,689,134  298,837 $921,043
                                                                      =======
 Common
  Stock
  Issued with
  DRIP          580,523     580,523   1,352,569       -0-        -0-
 Net Income         -0-         -0-         -0-       -0-    554,638  $554,638
 Distributions      -0-         -0-         -0-       -0-   (748,497)

 Unrealized Net
  Holding Gains
  on Securities
  Available for
  Sale              -0-         -0-         -0-      45,055      -0-   45,055
              _________   _________   _________   _________    ______  ______
 Balance
  December 31,
  2002        2,277,537   2,277,537   4,993,306   1,734,189   104,978 $599,693
                                                                       =======

 Common
  Stock
  Issued with
  DRIP         733,926     733,926   2,138,533       -0-        -0-
 Common Stock
  Issued from
  Exercise of
  Stock Option   70,000      70,000     135,000      -0-        -0-


 Net Income         -0-         -0-         -0-     -0-  1,283,432  $1,283,432
 Distributions      -0-         -0-         -0-     -0- (1,178,504)
 Unrealized Net
  Holding Gains
  on Securities
  Available for
  Sale              -0-         -0-         -0-    78,608       -0-     78,608
               ________   _________   _________   ________    ______   _______
  Balance
  December 31,
  2003        3,081,463  $3,081,463  $7,266,839 $1,812,797 $209,906 $1,362,040
              =========   =========   =========   =========  =======  ========


*Dividend Reinvestment and Stock Purchase Plan

        See Accompanying Independent Auditors' Report and
           Notes to Consolidated Financial Statements

                  MONMOUTH CAPITAL CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS



                                 For the      For the    For the Short
                                Year Ended   Year Ended   Year Ended
                                December 31, December 31, December 31,
                                   2003         2002         2001

                                __________   __________   ___________
CASH FLOWS FROM OPERATING
   ACTIVITIES
 Net Income                      $1,283,432  $ 554,638    $ 398,205
 Adjustments to reconcile
   net income to net cash
   provided by operating
   activities:
  Income Allocated to Minority
   Interest                                     45,507       19,393
  Depreciation and
    Amortization                     98,829    221,935       81,500
  Provision for Loan Losses         366,092     68,500      134,400

  Gain on Sale of Securities
   Available for Sale              (710,491)   (181,002)    (254,684)
Changes In Operating Assets
   and Liabilities:
   Accounts Receivable                12,528    129,667     (109,587)
   Inventory                         253,187    390,003          -0-
   Prepaid Expenses and Other
     Current Assets                 (490,696)     3,306      (17,973)
   Accounts Payable and Accrued
     Expenses                        (77,537)   168,680       29,096
   Other Liabilities                 162,844        343        7,143
                                   _________  _________     ________
Net Cash Provided  by Operating
  Activities                         898,188   1,401,577     287,493
                                   __________  _________     _______
CASH FLOWS FROM INVESTING
  ACTIVITIES
    Loans Made                             -0-  (110,600)        -0-
    Collections and Other
      Decreases in Loans
      Receivable                     186,701    297,096      263,206
    Purchase of Securities
      Available for Sale          (7,872,935) (3,617,631)   (204,907)
    Proceeds from Sales and
      Other Decreases in
      Securities Available
      for Sale                     6,063,062   2,655,521   1,602,957
    Additions to Real Estate
      Investments                (11,566,932) (4,242,698  (7,883,971)
                                 ___________   _________  __________
Net Cash Used in Investing
  Activities                     (13,190,104) (5,018,312)  (6,222,715)
                                   _________  __________     ________
CASH FLOWS FROM FINANCING
  ACTIVITIES
    Proceeds from Mortgages        7,670,000    3,100,000    5,736,250
    Proceeds from Convertible
      Subordinated Debenture        5,370,000         -0-          -0-
    Proceeds from Loans               500,000         -0-      900,000
    Net (Decrease) Increase
      in Margin Loans Payable
      and Inventory Financing      (3,583,338)    (789,771)   (323,632)
    Principal Payments of
      Mortgages                      (397,166)    (203,319)    (16,526)
    Financing Costs on Debt          (489,392)     (66,118)   (116,374)
    Increase (decrease) in
      Minority Interest             1,462,849      (41,996)    329,660
    Dividends Paid                   (913,994)    (551,994)   (320,264)
    Proceeds from the Issuance
      of Class A Common Stock       2,607,949    1,736,589     261,101
    Proceeds from Exercise of
      Stock Options                   205,000          -0-         -0-
                                     ________    _________    _________
Net Cash Provided by Financing
  Activities                       12,431,908    3,183,391    6,450,215
                                    _________    _________    _________
Net Increase (Decrease) in
   Cash and Cash Equivalents          139,992     (433,344)     514,993
Cash and Cash Equivalents at
  Beginning of Year                   174,099      607,443       92,450
                                     ________    _________     ________
Cash and Cash Equivalents at
  End of Year                       $ 314,091    $ 174,099     $ 607,443
                                      =======      =======      ========

        See Accompanying Independent Auditors' Report and
           Notes to Consolidated Financial Statements

                  MONMOUTH CAPITAL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003

NOTE 1 - CHANGE IN YEAR END TO CALENDAR YEAR

      On September 26, 2001 Monmouth Capital Corporation (the Company) adopted a change from a fiscal year end of March 31 to a calendar year end, effective for the short year ended December 31, 2001. Form 8-K was filed with the Securities and Exchange Commission. The Company has furnished Pro Forma financial information for the year ended December 31, 2001.

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

      Monmouth Capital Corporation is a corporation organized in the State of New Jersey, in 1961. The Company operates as a qualified real estate investment trust (REIT) under Sections 856-860 of the Internal Revenue Code (the Code) and intends to maintain its qualification as a REIT in the future. As a qualified REIT, with limited exceptions, the Company will not be taxed under federal and certain state income tax laws at the corporate level on taxable income that its distributes to its shareholders. For special tax provisions applicable to REITS, refer to Sections 856-860 of the Code.

      Prior to 1994 the Company operated as a small business investment company. During 1994, the Company formed a wholly-owned subsidiary, The Mobile Home Store, Inc. (MHS), to finance and sell manufactured homes. The sales operation was conducted at manufactured home communities owned by United Mobile Homes (United), a related REIT. The Company also invested in real estate and securities.

      In March 2001, the Company sold the existing inventory to United at the Company's carrying value and the Company exited the manufactured home sales business since it proved to be unprofitable. On September 26, 2001, the Company adopted a change from a fiscal year end of March 31 to a calendar year end, effective for the short year ended December 31, 2001. The Company elected to be taxed as a real estate investment trust for the transition period ended December 31, 2001. MHS was merged into the Company on December 6, 2001.

      The Company has made the following property acquisitions since January 1, 2001:

  Date of                        Square   Property
Acquisition       Location        Feet      Type   Ownership  Tenant
__________       __________       _____    _____    _______   ______
  7/20/2001  Carlsdadt, NJ       59,400  warehouse   51%    Macy's

 12/20/2001  White Bear Lake, MN 59,425  warehouse   100%   Federal
                                                             Express

  9/18/2002  Cheektowaga, NY     62,986  warehouse   100%   Federal
                                                             Express

  8/14/2003  Wheeling, IL       107,160  warehouse    63%   Federal
                                                             Express
                                                             Ground

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES, (CONT'D.)

      The Company is currently operating as a diversified REIT investing in real estate equities, mortgages, mortgage-backed securities, and other REIT securities.

Principals of Consolidation and Minority Interests

      The consolidated financial statements of the Company at December 31, 2003, 2002, 2001, and for each of the years ended December 31, 2003, 2002, and the short year ended December 31, 2001 include the accounts and operating results of the Company and its subsidiaries. The Company consolidates the results of operations that have minority interests. Such consolidated financial statements present the Company's minority interests under the equity method of accounting. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

      The preparation of the financial statements in conformity with generally accepted accounting principles accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Buildings, Improvements and Equipment

      Buildings, Improvements and Equipment are stated at the lower of depreciated cost or net realizable value. Depreciation is computed based on the straight-line method over the estimated useful life of the assets (mainly 39 years). If there is an event or change in circumstances that indicates that the basis of an investment property may not be recoverable, management assesses the possible impairment of value through evaluation of the estimated future cash flows of the property, on an undiscounted basis, as compared to the property's current carrying value. A property's carrying value would be adjusted, if necessary, to reflect an impairment in the value of the property.

Loans Receivable

     Interest income on loans receivable is accrued until, in the opinion of management, the collection of such interest appears doubtful. An allowance is recorded when it appears doubtful that the Company will not collect the full principal amount.

Cash Equivalents

     Cash equivalents consist of money market funds.

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES,(CONT'D.)

Lease Costs and Financing Costs

      Costs incurred in connection with the execution of leases are deferred and are amortized over the term of the respective leases. Unamortized lease costs are charged to expense upon cancellation of leases prior to the expiration of lease terms. Costs incurred in connection with obtaining mortgages and other financings and refinancings are deferred and are amortized over the term of the related obligations. Unamortized costs are charged to expense upon prepayment of the obligation. Costs incurred in connection with the Convertible Subordinated Debentures (the Debentures) are deferred and are amortized over the term of the Debentures. Unamortized costs are charged pro-rata to Additional Paid-In Capital upon conversion by the Debenture holders or redemption by the Company.

Securities Available for Sale

      The Company's securities consist primarily of debt and common and preferred stock of other REITs, as well as mortgaged backed securities issued by the Federal National Mortgage Association and the Government National Mortgage Association. These securities are all publicly traded and purchased on the open market. These securities are classified as Available-for-Sale, and are carried at fair value. Gains or losses on the sale of securities are calculated on the average cost method and are accounted for on a trade date basis. Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders' Equity until realized. A decline in the market value of any security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value. Any impairment is charged to earnings and a new cost basis for the security is established.

Inventories

      Inventories, consisting of manufactured homes for sale, are valued at the lower of cost, which includes costs associated with the repossession of a home, or market value and are determined by the specific identification method. All inventories were considered finished goods.

Revenue Recognition

      Rental income is recognized on the straight-line basis over the term of the lease. Sale of manufactured homes is recognized on the full accrual basis when certain criteria are met. Interest income on loans receivable is not accrued when, in the opinion of management, the collection of such interest appears doubtful.

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES, (CONT'D.)

Income Taxes

     The Company has elected to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code. The Company will not be taxed on the portion of its income which is distributed to shareholders, provided it distributes at least 90% of its taxable income, has at least 75% of its assets in real estate investments and meets certain other requirements for qualification as a REIT. Additionally, at April 1, 2001, the Company had certain assets with built-in gains. If these assets are sold within a ten-year period, any gain may be taxable.

Net Income Per Share

      Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period (2,824,809, 1,924,860 and 1,597,213 for the year ended December 31, 2003, 2002 and the short year ended December 31, 2001, respectively). Diluted net income per share is calculated by dividing net income by the weighted-
average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method, plus the number of shares resulting from the possible conversion of the Debentures, (3,474,584, 1,941,477 and 1,602,787 for the years ended December 31, 2003, 2002 and the short year ended December 31, 2001, respectively). (See Note 7). Options in the amount of 27,775, 16,617 and 5,574 are included in the diluted weighted average shares outstanding for the year ended December 31, 2003, 2002 and the short year ended December 31, 2001, respectively. Common stock relating to the Company's Debentures totaling 895,000 shares are also included in the diluted weighted average shares outstanding for the year ended December 31, 2003. (See
Note 6).

Stock Option Plan

      The Company had elected to follow APB Opinion No. 25 in accounting for its stock option plan prior to January 1, 2003, and accordingly no compensation cost had been recognized prior to January 1, 2003. Had compensation cost been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts as follows:

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES, (CONT'D.)

                                                   Short Year
                        Year Ended   Year Ended      Ended
                         12/31/03     12/31/02      12/31/01
                        __________   __________    __________

Net Income as
  Reported              $1,283,432    $554,638      $398,205

Compensation expense
  if the fair
  value method had
  been applied                  -0-      2,000        28,289

                          __________  __________     ________

Net Income Pro forma     $1,283,432    $552,638      $369,916
                         ==========    ========      ========
Net Income per share -

   Basic
      As Reported            $   .45      $  .29        $   .25
      Pro Forma              $   .45      $  .29        $   .22
   Diluted
      As Reported            $   .34      $  .29        $   .25
      Pro Forma              $   .34      $  .29        $   .22


      The  fair value of each option is estimated on the date  of grant  using  the  Black-Scholes option pricing  model  with  the following  weighted-average assumptions used for grants  in  2002 and short year 2001:
                                          Short year
                                  2002       2001

Dividend yield                     10%             .3%
Expected volatility                25%             25%
Risk-free interest rates          3.4%            6.5%
Expected lives (years)               5               5

     The Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation" on January 1, 2003. Under the prospective method of adoption selected by the Company under the provisions of SFAS No. 148, "Accounting for Stock Based Compensation, Transition and Disclosure", no compensation costs have been recognized in 2003, as the Company did not grant stock-based employee compensation during the year ended December 31, 2003.

Comprehensive Income

       Comprehensive income consists of net income and net unrealized gains or losses on securities available for sale and is presented in the consolidated statements of shareholders' equity.

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES, (CONT'D.)

Reclassifications

     Certain amounts in the consolidated financial statements for the  prior  periods  have been reclassified  to  conform  to  the
statement    presentation   for   the   current   year.     These
reclassifications have no effect on net income.

NOTE 3 - REAL ESTATE INVESTMENTS

     On July 20, 2002, Palmer Terrace Realty Associates, LLC (Palmer Terrace), a 51% owned subsidiary of the Company, purchased a 59,400 square foot warehouse facility in Carlstadt, New Jersey from WXIII/MWL Real Estate Limited Partnership, an unrelated entity. This warehouse facility is 100% net leased to Macy's East, Inc., an Ohio corporation. The purchase price, including closing costs, was approximately $3,200,000. Palmer Terrace paid approximately $860,000 in cash and obtained a mortgage of approximately $2,340,000. This mortgage payable is at an interest rate of 7.75% and is due August 15, 2021.

     On December 20, 2002, the Company purchased a 59,425 square foot warehouse facility in White Bear Lake, Minnesota from Jones Development Company, LLC, an unrelated entity. This warehouse facility is 100% net leased to Federal Express Corporation. The purchase price, including closing costs, was approximately $4,800,000. The Company paid approximately $300,000 in cash, borrowed approximately $1,100,000 against its securities portfolio and obtained a mortgage of approximately $3,400,000. This mortgage is at an interest rate of 7.04% and is due January 1, 2012.

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

      On August 14, 2003, Wheeling Partners, LLC, a 63% owned subsidiary of the Company, purchased a 107,160 square foot industrial building in Wheeling, Illinois, from Jones Elgin I, LLC, an Illinois limited liability company (Jones Elgin). This warehouse facility is 100% subleased to FedEx Ground Package System, Inc. under a net lease for 12 years. The purchase price,
including closing costs, was approximately $11,985,000.       The
Company borrowed approximately $2,300,000 against its security portfolio, obtained a bank loan of $500,000 at an interest rate of 7.23% due August 30, 2004, and obtained a mortgage of approximately $7,670,000. This mortgage payable is at an interest rate of 5.68% and is due 2021. The property

NOTE 3 - REAL ESTATE INVESTMENTS (CONT'D.)

acquired is commercial rental property and will continue to be used as such. The Company has accounted for this transaction as a purchase.

      The following is a summary of the cost and accumulated depreciation of the Company's land, buildings, improvements and equipment at December 31, 2003 and 2002:

       2003              NJ         MN          NY          IL
      _____            _____      _____       _____       _____

Land                    634,065  1,025,000     440,000    3,739,538
Building              2,574,700  3,744,000   3,800,000    7,243,625
Improvements                -0-        -0-         -0-      448,534
Equipment                   -0-        -0-         -0-       52,535
                     __________ __________  __________   __________
  Total               3,208,765  4,769,000   4,240,000   11,484,232
Accumulated
Depreciation          (153,226)   (240,000)   (146,055)     (74,469)
                     __________ __________  __________   __________
Net Real Estate
  Investments        3,055,539   4,529,000   4,093,945   11,409,763
                      =========  =========   =========    =========

       2002              NJ         MN          NY          IL

Land                    634,065  1,025,000     440,000         -0-
Building              2,492,000  3,744,000   3,800,000         -0-
Improvements                -0-        -0-         -0-         -0-
Equipment                   -0-        -0-         -0-         -0-
                     __________ __________  __________   _________
  Total               3,126,065  4,769,000   4,240,000         -0-
Accumulated
Depreciation            (93,226)  (144,000)    (48,626)        -0-
                     __________  _________   _________   __________
Net Real Estate
Investments           3,032,839  4,625,000   4,191,374         -0-
                      =========  =========   =========    =========

All properties consist of industrial buildings.

NOTE 4 - LOANS RECEIVABLE

      The following is a summary of the loans held by the Company at December 31, 2003 and 2002:

                                                 Balance
                         Rate     Date      2003         2002
                        _____     ____      _________________

Financed Manufactured
  Homes                 10%-15%  Various  $1,577,686   $1,963,468
Other                   Various  Various      24,873       25,471
                                           _________    _________

Total Loans Receivable                     1,602,559    1,988,939
Allowance for Losses                        (86,934)    (100,845)
                                           _________    _________

Net Loans Receivable                      $1,515,625   $1,888,094
                                           =========    =========

     From 1994 through March 2001, the Company sold and financed manufactured home units. At December 31, 2003 and 2002, financed manufactured homes consist of 74 and 88 loans, respectively.
These loans range from approximately $1,000 to approximately $60,000. Loans receivable for financed manufactured homes are secured by the property financed. Generally, the terms of the loans do not exceed 20 years.

NOTE 5 - SECURITIES AVAILABLE FOR SALE

       The Company's securities available for sale consist primarily of debt securities and common and preferred stock of other REITs. The Company does not own more than 10% of the outstanding shares of any of these securities, nor does it have controlling financial interest.

     The following is a summary of investments in debt and equity securities at December 31, 2003:


          Description             Shares     Cost     Fair Value

Equity Securities  -
  Preferred Stock:
Apartment Inv and Mgt Co 10% ClR    3,500  $  94,820     $95,092
Apartment Inv & Mgt Co 8% Cl T     16,000    400,000     413,280
AMB Property Corp 8% Sr M           4,000    100,000      99,040
Carramerica Realty Corp 7.5% Sr E   8,000    200,000     212,800
CBL Assoc 8.75% Sr B                2,000    101,200     109,600
CBL Assoc 7.75% Sr C                5,000    127,750     135,500
Corporate Office Ppts              20,000    500,000     511,950
Developers Diversified Realty
Corp Cl H                           4,000     98,480     103,920
Duke Realty Corp 6.625% Sr J        4,000    100,000     102,520
Equity Inns Inc 8.75% Sr B         10,000    251,200     271,900
Felcor  Lodging Trust 9% Sr B      30,000    608,092     751,800
Felcor Lodging Trust  1.95% Sr A    5,000     86,390     120,900
G&L Realty Corp 10.25% Sr A         1,000     15,683      25,580
Glenborough Realty Trust 7.75%SR A  6,000     87,823     147,780
Glimcher Realty Trust 9.25% Sr B    4,000     62,418     101,400
HRPT PP 9.875% Sr A                 4,000    107,680     111,760
HRPT PP 8.75% Sr B                 17,000    425,160     473,450
Health Care Property Inves. 7.1%
Sr F                               11,000    275,000     280,001
Health Care Property Inves.
7.25% Sr E                          6,000    150,000     156,000
Highwoods Properties Inc 8% Sr D    1,000     17,170      25,060
Hospitality Properties Trust
9.5%  Sr A                          8,400    180,389     217,560
Host Marriott Corp 10% Cl C         2,000     53,000      54,520
Innkeepers USA Trust 8.625%Sr A    12,900    256,170     323,790
Innkeepers USA Trust 8.0% Sr C     39,000    975,000     975,000
Keystone Property Trust 9.125%Sr D  1,100     29,920      29,865
Kilroy Realty 7.8% Sr E            20,000    500,000     511,000
Kramont Realty Trust 9.5% Sr D     23,000    405,888     581,900
Kramont Realty Trust 8.25% Sr E    40,000  1,000,000   1,000,000
Lasalle Hotel Prop. 10.25% Sr A     8,000    202,400     228,400
Mills Corp 9% Sr C                  3,000     81,960      82,500
Mills Corp 9% Sr B                  2,000     50,600      54,880
Parkway Prop 8.0% Sr D              1,000     26,600      26,500

           Description             Shares      Cost     Fair Value

 Pennsylvania REIT 11%               15,100   $546,151    $917,325
 Prologis Trust 6.75%                16,000    400,000     411,520
 Public Storage 6.5% Sr W             6,000    150,000     151,740
 Sizeler Property Investors
 9.75% Sr B                           1,000     25,000      28,500
 SL Green Realty 7.625% Sr C         24,000    600,000     618,000
 Saul Centers Sr A                   30,000    750,000     780,000
 Shurguard Storage 8.75% Sr D         5,000    134,200     135,250
 Shurguard Storage 8.70% Sr C         2,000     50,980      50,600
 Sovran Self Storage Inc 9.85%
   Sr B                               1,000     19,245      25,950
                                   ________   ________     _______

 Total  Equity Securities  -
   Preferred  Stock                         10,246,369  11,454,133
                                             _________   _________

 Equity Securities-Common Stock:
 HRPT Properties Trust               30,000    257,516     302,700
 Monmouth Real Estate (a related
   entity)                            1,000      7,160       8,690
 New Plan Excel Realty Trust Inc     20,000    459,250     493,400
 Pennsylvania REIT                    3,589     89,600     130,281
 Sizeler Properties Investors Inc   150,000  1,257,540   1,606,500
 Tork Time Control Inc                1,500     10,125      15,000
 Trizec PPTYS Inc                     6,500     75,945     100,100
 United Mobile Homes, Inc. (a
   related entity)                   11,000     84,826     187,110
                                             _________   _________

 Total Equity Securities-
   Common Stock                              2,241,962   2,843,781
                                             _________   _________

 Total Equity Securities                    12,488,331  14,297,914
                                             _________   _________

 Debt Securities:
 Sizeler PPTY SubDeb CPN 9% Due
   7/15/09                                     500,000     530,000
 Federal National Mortgage
   Association
   6.09% 7/1/39                                571,368     546,697
 Government National Mortgage
   Association 6.5% 2/20/14                     71,413      69,298
                                             _________   _________

 Total Debt Securities                       1,142,781   1,145,995
                                             _________   _________

 Total Securities Available
   for Sale                                $13,631,112 $15,443,90
                                             =========  =========

 NOTE  5  - SECURITIES AVAILABLE FOR  SALE, (CONT'D.)


        The following is a summary of investments in debt and equity securities at December 31, 2002:

               Description               Shares     Cost     Fair Value

  Equity Securities  -
    Preferred Stock:
  Apartment Inv and Management Co 10% 1,000 $ 26,220 $ 26,250 Associated Estates Realty Corp
    9.75% Cl A                            15,500     246,779     357,740
  Avalonbay 8% Ser D Callable              6,000     151,500     150,900
  CBL Assoc. 8.75% Sr B                    2,000     101,200     103,800
  Colonial Ppty Tr 8.75% Sr A                300       7,552       7,506
  Crown American Realty  Trust 11%        16,200     585,933     896,670
  Developers Div DepSh 8.375%              2,000      49,000      49,700
  Equity Inns Inc 9.5% Sr A               12,400     201,783     288,920
  Felcor Lodging 9% Sr B                  25,000     496,592     615,000
  Felcor Lodging Trust Inc 1.95%           5,000      86,390     104,250
  G&L Realty Corp 10.25% Sr A              1,000      15,683      22,650
  Glenborough Realty Trust 7.75%  Sr A     6,000      87,823     126,900
  Glimcher Realty Trust 9.25% Sr B         4,000      62,418      99,400
  HRPT PP 9.875% Sr A                      4,000     107,680     105,600
  HRPT PP 8.75% Sr B                      17,000     425,160     434,180
  Health Care Property Inves. 7.875%
    Sr A                                   8,000     133,417     199,200
  Health Care Property Inves.8.7% Sr B     3,000      50,860      76,200
  Highwoods Properties Inc 8% Sr D         1,000      17,170      22,350
  Hospitality Properties Trust9.5%SrA      6,400     127,413     168,896
  Innkeepers USA Trust 8.625% Sr A        10,000     182,513     242,000
  iStar Financial Inc. 8% Sr D             4,500      80,915     107,325
  JDN Realty Corp 9-3/8% Sr A             19,000     384,180     479,750
  Kimco Realty 8.50% PRB                   5,500     140,345     140,305
  Kramont Realty Trust 9.5% Sr D          25,200     444,723     633,780
  Lasalle Hotel Prop. 10.25% Sr A          8,000     202,400     212,000
  Mid America Apartment Communities
    Inc. 9.5% Sr A                         1,200      24,525      30,420
  Mid America Apartment Communities
    Inc 8.825% Sr B                       12,500     219,501     311,250
  Mills Corp 9% Rfd B                      2,000      50,600      51,500
  New Plan Excel Realty Trust
    8.625% Sr B                           12,000     291,835     302,400
  Parkway Prop 8.75% Sr A                  1,000      26,030      25,650

               Description               Shares     Cost     Fair Value

  Prime Retail Inc. Sr B                   1,000       5,185       5,250
  Sizeler PP PFD 9.75%                     1,000      25,000      26,300
  Sovran Self Storage Inc 9.85% Sr B       1,000      19,245      26,000
  Thornburg Mortgage Asset Corp
    9.68% Sr A                             1,700      33,423      45,900
  Vornado Realty Trust 8.5% Sr C           1,000      19,683      25,400
                                                   _________   _________

  Total  Equity Securities  -
    Preferred  Stock                               5,130,676   6,521,342
                                                   _________   _________

  Equity Securities-Common Stock:
  Center Trust Inc                        10,000      45,560      78,000
  Crown American                          30,000     268,800     276,000
  Five Star Quality Care Inc                  40         300          55
  HRPT Properties Trust                   40,000     343,316     329,600
  JDN Realty                                  64        -0-          701
  LaSalle Hotel Properties                 1,000      12,308      14,000
  Monmouth Real Estate(a related           1,000       7,160       6,920
  entity)
  New Plan Excel Realty Trust Inc          6,243      90,726     119,179
  Phoenix Companies Inc                      478        -0-        3,633
  Sizeler Properties Investors Inc       137,000   1,122,761   1,272,729
  Tork Time Control Inc                    1,500      10,125      15,000
  Trizec PPTYS Inc                         6,500      75,945      61,035
  United Mobile Homes, Inc.
    (a related entity)                    11,000      84,824     148,939
                                                   _________   _________

  Total Equity Securities-
   Common Stock                                    2,061,825   2,325,791
                                                   _________   _________

  Total Equity Securities                          7,192,501   8,847,133
                                                   _________   _________

  Debt Securities:
  Sizeler PPTY SubDeb CPN 9% Due
    7/15/09                                          500,000     499,375
  Federal National Mortgage
  Association                                      2,840,476   2,916,507
    6.09% 7/1/39
  Federal National Mortgage
  Association                                        430,800     432,164
    6.86% 11/1/30
  Government National Mortgage
    Association 6.5% 2/20/14                         146,971     149,758
                                                   _________   _________

  Total Debt Securities                            3,918,247   3,997,804
                                                   _________   _________

  Total Securities Available
    for Sale                                    $11,110,748  $12,844,937
                                                 ==========   ==========

 NOTE  5  - SECURITIES AVAILABLE FOR  SALE,(CONT'D.)

      The Company    had   four  securities that  were temporarily impaired
investments at December 31, 2003.  The individual    unrealized losses were
1% or less of original cost.  The following is a summary:


                       Less than 12 months        12 months or longer
                       ___________________        ___________________

 Description of                  Unrealized              Unrealized
   Securities       Fair Value     Losses   Fair Value     Losses
 ______________     __________   __________ __________   __________

 Preferred stock                               $  -0-      $    -0-
                      $206,005      $1,495
 Federal agency
 mortgage backed        71,413       2,115        -0-           -0-
 securities
                     _________   _________  _________     _________
 Total                $277,418      $3,610     $  -0-        $  -0-
                      ========    ========   ========      ========


 NOTE 6 -  DEBT

 Mortgages Payable

        The following is a summar1y of mortgages payable at December 31, 2003 and 2002:

                       Interest
          Property       Rate      Maturity        2003        2002
        ________       ________    ________      ________    ________

        New Jersey       7.75%       2021      $2,211,111  $2,267,514
        Minnesota        7.04%       2011       3,125,436   3,278,967
        New York         6.78%       2017       2,944,407   3,069,924
        Illinois         5.68%       2021       7,608,285         -0-
                                                 ________    ________

        Total
        Mortgages                             $15,889,239  $8,616,405
          Payable
                                               ==========  ==========


 Principal on the foregoing debt is scheduled to be paid as follows:



            2004               $603,801
            2005                644,094
            2006                687,111
            2007                733,041
            2008                782,083
         Thereafter          12,439,109
                             __________

                            $15,889,239
                             ==========

 NOTE 6 -  DEBT, (CONT'D.)

 Convertible Subordinated Debentures

       On  October  23, 2003,  the  Company
 completed a private placement offering  of
 $5,370,000  (less  approximately  $374,000
 in   offering  costs)  of  8%  Convertible
 Subordinated  Debentures (the Debentures),
 due  2013.   Interest will be  paid  semi-
 annually  in  arrears  on  April  30   and
 October 31 of each year, commencing  April
 30,  2004.  The Debentures are convertible
 into  common stock of the Company  at  any
 time  prior to redemption or maturity,  at
 the  conversion price of $6.00  per  share
 (equivalent to a rate of 166.67 shares  of
 common  stock  for  each $1,000  principal
 amount),   subject  to  adjustment   under
 certain conditions.

         The   Company   may   redeem   the
 Debentures, at its option, in whole or  in
 part,  at  any  time on and after  October
 31,  2004  at  the redemption  prices  set
 below.   The  redemption price,  expressed
 as a percentage of the principal amount, is as follows for the 12-month periods beginning on:

                               Redemption
             Period               Price
          __________          __________

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

 Loans Payable

      The following is a summary of the Company's loan payable
at December 31, 2003 and 2002:
                                2003              2002
                               _____             _____

 Margin loan                 $3,982,824        $4,128,495
 Repurchase                     519,000         3,165,000
   liability
 Two River Bank               1,075,000           966,666
 United Mobile Homes                -0-           400,000
                             __________        __________
 Total                       $5,576,824        $8,660,161
                             ==========        ==========

 NOTE 6 -  DEBT, (CONT'D.)

      The  Company purchases securities  on
 margin.   At December 31, 2003  and  2002,
 the  margin  loans amounted to  $3,982,824
 and    $4,128,495,   respectively.     The
 interest  rate ranged from 2.75%  to  3.0%
 during  the year ended December 31,  2003,
 and  from 1.8% to 3% during the year ended
 December   31,  2002.   These  loans   are
 secured  by investment securities  with  a
 market    value    of   $15,440,909    and
 $12,844,937, respectively. These margin loans are due on demand.

      On  December  18, 2001,  the  Company
 received  a  $400,000  loan  from   United
 Mobile    Homes,   Inc.   (an   affiliated
 company), secured by loans receivable of approximately $600,000. This loan was at an interest rate of 10% and was due on December 18, 2006. The loan was paid in 2003.

      On   August  31,  2001  the   Company
 received  a $500,000 loan from  Two  River
 Community Bank (Two River).  This loan  is
 at  an  interest rate based on  the  five-
 year Treasury note plus 2.75% and was  due
 on  August 31, 2003.  The balance on  this
 loan  at  December 31, 2003 and  2002  was
 $75,000 and $466,666, respectively.   This
 loan  was extended during 2003 and is  now
 at  an  interest rate of 7.23% and is  due
 August  30, 2004.  The original  loan  was
 personally guaranteed by Eugene W.  Landy,
 Chairman  and  President.  This  loan  was
 paid  in  full  on  January  26,  2004  by
 drawing  down  on  the  Company's   margin
 loan.

      On   August  15,  2002,  the  Company
 received  $500,000 loan  from  Two  River.
 This  loan is at an interest rate of 6.11%
 per  annum and is due on August 15,  2004.
 The  balance on this loan at December  31,
 2003  and  2002 was $500,000.   This  loan
 was paid in full on January 26, 2004 by drawing on the Company's margin loan.

         On  August  14, 2003, the  Company
 received an additional $500,000 loan  from
 Two  River.   This loan is at an  interest
 rate  of  6.33% and is due  on  August  8,
 2005.    The  balance  on  this  loan   at
 December  31,  2003 and 2002 was  $500,000
 and  -0-,  respectively.   This  loan  was
 paid  in  full  on  January  26,  2004  by
 drawing  down  on  the  Company's   margin
 loan.

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

      A   summary  of  the  status  of  the
 Company's   stock  option  plans   as   of
 December  31,  2003, 2002  and  2001,  and
 changes during the periods then ended are as follows:

 NOTE  7  -  EMPLOYEE  STOCK  OPTION  PLAN,
             (CONT'D.)
                           12/31/03         12/31/02         12/31/01
                           ________         ________         ________

                            Weighted         Weighted         Weighted
                             Average          Average         Average
                            Exercise          Exercise        Exercise
                    Shares   Price   Shares    Price   Shares   Price
       Outstanding
      at Beginning
         of period  150,000  $3.01  140,000    $3.02    90,000  $2.86
           Granted      -0-    -0-   10,000     2.90    50,000   3.30
  Expired/Cancelled     -0-    -0-      -0-      -0-       -0-    -0-
         Exercised   70,000   2.93      -0-      -0-       -0-    -0-
                    _______           ______            ______   _____

    Outstanding at
            end of
            period   80,000   3.08   150,000    3.01    140,000   3.02
                     ======          =======            =======

  Weighted-average
     fair value of
           options
           granted
        during the
              year            $-0-              $ .20             $1.57
                               ====             =====             =====


      The following is a summary of stock options outstanding as of December 31, 2003:
                              Number
       Date of    Number of     of
        Grant     Employees   Shares     Option Price  Expiration Date

       10/4/00        2        20,000      $2.625         10/4/05
       10/4/01        1        50,000       3.30          10/4/09
       1/16/02        2        10,000       2.90          1/16/07
                              _______

                               80,000
                              =======


       As of December 31, 2003, there were 150,000 shares available for grant under the Plan.

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

 NOTE 8 - DIVIDEND REINVESTMENT AND STOCK
          PURCHASE PLAN,(CONT'D.)


        Shareholders   may  also   purchase
 additional shares at approximately 95%  of
 its  market price by making optional  cash
 payments.   For  the year  ended  December
 31,  2003,  2002 and the short year  ended
 December  31,  2001, the Company  received
 $2,872,459,   $1,933,092   and   $354,464,
 respectively.     There   were    733,926,
 580,523 and 123,224 new shares issued, respectively.

        The   Company  paid  the  following dividends in the
years 2003 and 2002:


    Payment  Date       Record Date       Amount     Per Share

  December 15, 2003  November 17, 2003    $608,492     $.20
  June 16, 2003      May 15, 2003          570,012      .20
  December 16, 2002  November 15, 2002     748,497      .35

       On  January  14, 2004,  the  Company
 declared a dividend of $.25 per share to be paid on June 15, 2004 to shareholders of record on May 17, 2004.

 NOTE 9 - INCOME FROM LEASES

        The  Company  derives  income  from
 operating   leases   on   its   commercial
 properties.  In general, these leases  are
 written  for periods up to ten years  with
 various   provisions  for   renewal,    In
 addition,  these leases generally  contain
 clauses   for  reimbursement  (or   direct
 payment)    of    real    estate    taxes,
 maintenance,   insurance    and    certain
 operating   expenses  of  the  properties.
 Minimum rents due under noncancellable leases at December 31, 2003 are scheduled as follows:


    Year Ending
    December 31,        2004        $1,664,882
                        2005         1,670,563
                        2006         1,670,563
                        2007         1,670,563
                        2008         1,528,558
                     Thereafter      6,357,104

 NOTE 10 - INCOME TAXES

       The  Company has elected to be taxed
 as  a  REIT.    As  the  Company  has  not
 distributed  all  of its income currently,
 a  provision for Federal excise and  other
 taxes  of  $107,370, $50,000 and   $35,193
 has    been made    for   the  years ended
 December  31, 2003 and 2002, and the short
 year ended December 31, 2001, respectively.
 Included in the   2003  tax  provision  is
 a Federal liability for built-in gains on the sale of assets acquired by the Company before its REIT election.

 NOTE  11  - PAYMENTS TO AFFILIATED PERSONS
             AND RELATED PARTY TRANSACTIONS

       Management  currently  operates  two
 additional  REITs,  Monmouth  Real  Estate
 Investment  Corporation and United  Mobile
 Homes,    Inc.    Certain   general    and
 administrative expenses are  shared  among
 these  companies based on use  or  service
 provided.   Allocations  of  salaries  and
 benefits  are made based on the amount  of
 employees  and  time  dedicated  to   each
 affiliated Company.

 Payments to Affiliated Persons

       Eugene  W. Landy, President  of  the
 Company,  received  $70,700,  $70,700  and
 $39,100 in salary, legal and director fees for these periods, respectively.

 Transactions  with  United  Mobile  Homes,
 Inc. (United)

          United    owns    and    operates
 manufactured   home  communities.    Seven
 Directors   of   the  Company   are   also
 Directors and shareholders of United.

       During the years ended December  31,
 2003,  2002,  and  the  short  year  ended
 December  2001, the Company (MHS prior  to
 December  6,  2001) sold  4,  2,  and  -0-
 manufactured   homes,   respectively,   to
 United  for total sales prices of $78,195,
 $43,181,  and $-0-, respectively,  at  the
 Company's  cost.  These sales  represented
 29%,  11%  and  0%, respectively,  of  the
 total  sales  made by the Company.   These
 manufactured homes were available  through
 the  Company, but could have been acquired
 by   United   from   a  third   party   at
 approximately the same price.

       United  financed/refinanced  certain
 loans   made  by  the  Company  to   third
 parties during 2003. The total amount financed was $307,745.

        United  had  rented  sites  in  its
 manufactured  housing communities  to  the
 Company  (MHS prior to December  6,  2001)
 where  the  Company had a home  for  sale.
 Total site rental expense paid to United amounted to $22,960 for the short year ended December 31, 2001.

       The  Company holds common  stock  of
 United  in its securities portfolio.   See
 Note 5 for holdings.

 Transactions  with  Monmouth  Real  Estate
 Investment Corporation (MREIC)

       MREIC owns industrial properties  on
 long-term  net  leases to credit  tenants.
 Five  Directors  of the Company  are  also
 Directors of MREIC. The Company holds common stock of MREIC in its securities portfolio. See Note 5 for holdings.

 NOTE  12 - GROUP CONCENTRATIONS OF  CREDIT
            RISK

       The  Company  owns  four  properties
 totaling  288,971  square  feet  of  which
 three  or  229,571 square feet are  leased
 to   Federal   Express   Corporation   and
 subsidiaries (FedEx).  Rental income  from
 FedEx  totaled  approximately  $1,297,000,
 $589,000  and $12,000 for the years  ended
 December  31,  2003, 2002  and  the  short
 year     ended    December    31,    2001,
 respectively.

        The  Company's  loan  portfolio  is
 diversified.    Generally,    loans    are
 collateralized by the manufactured  homes.
 At  December 31, 2003, 2002 and 2001,  all
 loans were secured.

 NOTE   13-  FAIR   VALUE   OF   FINANCIAL
             INSTRUMENTS

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

       The  fair  value of  cash  and  cash
 equivalents    and    loans     receivable
 approximates   their   current    carrying
 amounts  since all such items  are  short-
 term   in   nature.  The  fair  value   of
 securities  available for  sale  is  based
 upon  quoted market values (See  Note  5).
 At   December  31,  2003,  the  fair   and
 carrying   value   of  mortgages   payable
 amounted  to  $16,287,506 and $15,889,239,
 respectively.  At December 31,  2002,  the
 fair   and  carrying  value  of  mortgages
 payable   amounted   to   $8,831,285   and
 $8,616,405, respectively.  The fair  value
 of   loans   payable  approximates   their
 current   carrying  amounts   since   such
 amounts payable are at a current market rate of interest.

 NOTE   14 -   SUPPLEMENTAL   CASH   FLOW
               INFORMATION

       Cash  paid  during  the  year  ended
 December  31,  2003 and   the  short  year
 ended  December  31, 2001,   for  interest
 and taxes are as follows:

 NOTE   14 - SUPPLEMENTAL CASH FLOW
             INFORMATION, (CONT'D.)

            12/31/03       12/31/02       12/31/01
            ________       ________       ________

 Interest   $945,058       $792,667       $373,159

 Taxes       113,242         58,535          8,193


       During the years ended December  31,
 2003,   2002  and  the  short  year  ended
 December   31,   2001  the   Company   had
 dividend    reinvestments   of   $264,510,
 $196,503 and $93,363, respectively, which required no cash transfers.

       During the years ended December  31,
 2003,   2002  and  the  short  year  ended
 December  31,  2001,  the  collateral  for
 loans  receivable  of  $185,768,  $254,608
 and     $253,404,    respectively,     was
 repossessed and placed in inventory.

 NOTE  15 - PRO FORMA FINANCIAL INFORMATION
 (UNAUDITED)

       The  following is the unaudited  pro
 forma   financial  information   for   the
 comparable   prior   year   period   ended
 December 31, 2001:

           Total Income            $3,000,562

         Total Expenses             2,662,487
                                   __________

             Net Income            $  338,075
                                   ==========

 NOTE 16 - SUBSEQUENT EVENTS

       On  January  26, 2004,  the  Company
 paid  off all of the notes payable to  Two
 River   Community  Bank   ($1,075,000   at
 December  31,  2003).    The  notes   were
 repaid  with  proceeds from the  Company's
 margin  loan.   Two River  Community  Bank
 has  approved a $1,000,000 line of  credit
 secured  by  the manufactured home  loans.
 The  interest rate is prime for the  first
 two  years  and  changes to the  five-year
 Treasury  plus  300bp  for  the  remaining
 five  years.   The line of credit  expires
 in 2011.

                           SIGNATURES

        Pursuant  to  the  requirements  of
 Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    MONMOUTH CAPITAL CORPORATION

 BY: /s/ Eugene W. Landy
 EUGENE W. LANDY
 President

 BY: /s/ Anna T. Chew
 ANNA T. CHEW
 Chief Financial Officer


 Dated:     March  12, 2004

       Pursuant to the requirements of  the
 Securities and Exchange Act of 1934,  this
 report  has been duly signed below by  the
 following   persons  on  behalf   of   the
 registrant and in the capacities and on the date indicated.

                               Title                Date
                               ______              ______

 /s/  Eugene W. Landy        President and
 EUGENE W. LANDY             Director            March  12, 2004


 /s/Ernest V. Bencivenga     Secretary/Treasurer
 ERNEST V. BENCIVENGA        and Director        March  12, 2004

 /s/  Anna T. Chew           Chief Financial
 ANNA T. CHEW                Officer and
                             Director            March  12, 2004
 /s/  Neal Herstik
 NEAL HERSTIK                Director            March  12, 2004

 /s/  Charles P. Kaempffer
 CHARLES P. KAEMPFFER        Director            March  12, 2004

 /s/  Michael P. Landy       Executive Vice
 MICHAEL P. LANDY            President and
                             Director            March 12, 2004

 /s/  Samuel A. Landy
 SAMUEL A. LANDY             Director            March  12, 2004

 /s/  Robert G. Sampson
 ROBERT G. SAMPSON           Director            March  12, 2004

 /s/  Eugene Rothenberg
 EUGENE ROTHENBERG           Director            March  12, 2004