Form 10-K/A
period 2003-12-31
MONMOUTH CAPITAL CORP
filed 2004-03-23
CIK 67618

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-K/A
                          (Amendment No. 1)

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

The number of shares outstanding of issuer's common stock as of March 1, 2004 was 3,112,309 shares.

Documents Incorporated by Reference: Exhibits incorporated by reference are listed in Park IV Item 15(a) (3).

                        Explanatory Note

     This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K is being filed to correct a typographical error concerning the number of shares outstanding of the issuer's common stock at March 1, 2004 on the cover page. The number of shares outstanding at March 1, 2004 is 3,112,309.

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

  12/20/2001 White Bear                                   Federal
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