Form 10-Q
period 2004-03-31
MONMOUTH CAPITAL CORP
filed 2004-05-14
CIK 67618

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _____________to ____________

For the Quarter ended              Commission File No.
March 31, 2004                        0-24282

                   MONMOUTH CAPITAL CORPORATION
      (Exact Name of Registrant as Specified in its Charter)

         New Jersey                       21-0740878
(State or other jurisdiction of       (I.R.S. Employer
 incorporation or organization)        Identification No.)

              Juniper Business Plaza, 3499 Route 9 North,
                  Suite 3-C, Freehold, NJ  07728
         (Address of Principal Executive Office) (Zip Code)

Registrant's telephone number,including area code:(732)577-9981
_________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

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

The number of shares or other units outstanding of each of the issuer's classes of securities as of May 1, 2004 was 3,215,816 shares.

                   MONMOUTH CAPITAL CORPORATION
               FOR THE QUARTER ENDED MARCH 31, 2004

                             CONTENTS

PART I - FINANCIAL INFORMATION                      PAGE NO.

Item 1 - Financial Statements (Unaudited):

         Consolidated Balance Sheets                   3-4

         Consolidated Statements of Income              5

         Consolidated Statements of Cash Flow           6

         Notes to Consolidated Financial
         Statements                                    7-9

Item 2 - Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations                                10-14

Item 3 - Quantitative and Qualitative
         Disclosure About Market Risk

 There have been no material changes to
information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding year to the date of this Form 10-Q.

Item 4 - Controls and Procedures                       14

PART II- OTHER INFORMATION                             15

SIGNATURES                                             16

                   MONMOUTH CAPITAL CORPORATION
                    CONSOLIDATED BALANCE SHEETS
            AS OF MARCH 31, 2004 AND DECEMBER 31, 2003

                                     March 31,        December 31,
             ASSETS                    2004             2003
                                     __________      __________

   Real Estate Investments:
   Land                              $5,838,603      $5,838,603
   Buildings, Improvements and
    Equipment, net of
    Accumulated depreciation of
    $803,424 and 613,750,
    respectively                     17,059,970      17,249,644
                                     __________      __________
    Total Real Estate Investments    22,898,573      23,088,247

   Cash and Cash Equivalents            318,477         314,091
   Securities Available for
     Sale, at Fair Value:
   Federal National Mortgage
     Association                        556,793         546,697
   Government National Mortgage
     Association                         63,809          69,298
   Other Securities Available
     for Sale                        15,075,705      14,827,914
   Accounts Receivable                   32,585          15,097
   Loans Receivable, net of
    allowance for losses of
    $77,615 and $86,934, at
    March 31, 2004 and
    December 31,2003,respectively     1,406,736       1,515,625
   Inventory                             75,233          50,590
   Prepaid Expenses and Other
    Assets                              168,035         111,553
   Financing Costs, net of
    accumulated amortization  of
    $59,093 and $42,796,
    respectively                        632,791         649,088
   Leasing costs, net of
    accumulated amortization of
    $20,467 and $12,277,
    respectively                        372,618         380,808
                                   ____________      __________


      TOTAL ASSETS                  $41,601,355     $41,569,008
                                     ==========      ==========

                            -UNAUDITED-
        See Notes to the Consolidated Financial Statements

                   MONMOUTH CAPITAL CORPORATION
               CONSOLIDATED BALANCE SHEETS (CONT'D.)
            AS OF MARCH 31, 2004 AND DECEMBER 31, 2003


                                    March 31,      December 31,
                                      2004            2003
                                    __________     ___________

 LIABILITIES AND SHAREHOLDERS'
             EQUITY

Mortgages Payable                    $15,754,209    $15,889,239
Convertible Subordinated Debentures
                                       5,370,000      5,370,000
Loans Payable                          4,417,703      5,576,824
Accounts Payable and Accrued
Expenses                                 307,949        249,854
Other Liabilities                        177,876        197,844

      Total Liabilities               26,027,737     27,283,761

Minority Interest                      1,899,573      1,914,242

Shareholders' Equity:
 Common Stock par value $1.00
    per share;
    authorized 10,000,000
     shares; issued and
     outstanding 3,181,384 and
     3,081,463
     shares respectively               3,181,384      3,081,463
  Additional Paid-In Capital           7,953,431      7,266,839
  Accumulated Other
    Comprehensive Income               1,541,612      1,812,797
  Retained Earnings			 997,618        209,906
                                       _________      _________

    Total Shareholders' Equity        13,674,045     12,371,005
                                      __________     __________

  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY              $41,601,355    $41,569,008
                                    ============    ============



                            -UNAUDITED-
               See Notes to the Consolidated Financial Statements

                       MONMOUTH CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME
                        FOR THE THREE MONTHS ENDED
                          MARCH 31, 2004 AND 2003

                                    2004        2003
INcome:
   Rental Income                 $635,145     $347,678
   Interest and Dividend
     Income                       270,161      337,007
   Sales of Manufactured
     Homes                         45,041       43,256
  Gain on Sales of
    Securities                    794,910      128,412
  Other Income                        146           24
                                _________    _________
      Total Income              1,745,403      856,377
                                _________    _________

Expenses:
  Cost of Sales of
   Manufactured Homes              30,484       41,995
  Real Estate Taxes                30,608       29,053
  Salaries and Employee
   Benefits                        51,702       30,602
  Professional Fees                37,363       10,699
  Interest Expense                401,402      198,292
  Depreciation                    189,674       63,358
  Other Expenses                  118,121       95,522
                               __________    _________
    Total Expenses                859,354      469,521
                                _________     _________

  Income Before Minority
   Interest                       886,049      386,856

  Minority Interest                23,337       10,875
                                _________    _________

  INCOME BEFORE
   INCOME TAXES                  $862,712     $375,981

  INCOME TAXES                     75,000          -0-
                                _________    _________
   NET INCOME                    $787,712     $375,981
                                =========   ==========

 NET INCOME PER SHARE-BASIC
  AND DILUTED

   Basic                         $    .25     $    .25
   Diluted                       $    .22     $    .15

  WEIGHTED AVERAGE
   SHARES OUTSTANDING:
    BASIC                       3,112,550    2,471,138
                                =========    =========
    DILUTED                     4,055,116    2,492,686
                                =========    =========




                                -UNAUDITED-
               See Notes to Consolidated Financial Statement


                   MONMOUTH CAPITAL CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOW
           FOR THE QUARTER ENDED MARCH 31, 2004 AND 2003

                                             2004         2003
                                           ________     ________
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                $ 787,712     $375,981
 Non-Cash Adjustments:
 Income Allocated to Minority Interest        23,773       10,875
 Depreciation and Amortization               214,161       67,559
 Gain on Sale of Securities Available
  for Sale                                  (794,910)    (128,412)
Changes In Operating Assets and
 Liabilities:
 Accounts Receivable                       (17,488)     (11,641)
 Inventory                                      -0-       21,729
 Prepaid Expenses and other  assets        (56,482)     (11,482)
 Accounts Payable and Accrued Expenses       58,095     (84,264)
  Other Liabilities                        (19,968)          -0-
                                          _________    _________
Net Cash Provided by Operating
 Activities                                 194,893      240,345
                                          _________     ________

CASH FLOWS FROM INVESTING ACTIVITIES:
Collections and Other Decreases in
 Loans Receivable                            84,246       92,964
Purchase of Securities Available for
 Sale                                    (2,882,430)          -0-
Proceeds from Sales and Other
 Decreases in Securities Available for
 Sale                                     3,153,757    2,113,879
                                          _________    _________
Net Cash Used in Investing Activities       355,573    2,206,843
                                          _________    _________

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Decrease in Loans Payable            (1,159,121)  (4,201,248)
Principal Payments on Mortgages            (135,030)     (78,684)
Decrease in Minority Interest               (38,442)     (21,000)
Proceeds from the Issuance of Common
 Stock                                       786,513    1,808,506
Proceeds from Exercise of Stock
 Options                                         -0-       55,000
                                           _________    _________
Net Cash Provided by in Financing
 Activities                                (546,080)  (2,437,426)
                                           _________    _________

Net Increase in Cash                          4,386        9,762
Cash at Beginning of Period                 314,091      174,099
                                          _________    _________
Cash at End of Period                      $318,477     $183,861
                                          =========    =========



                            -UNAUDITED-
        See Notes to the Consolidated Financial Statements

                   MONMOUTH CAPITAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2004

NOTE 1 - ORGANIZATION AND ACCOUNTING POLICY

The interim consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2004 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited financial statements and notes thereto included in the annual report of Monmouth Capital Corporation (the Company) for the year ended December 31, 2003 have been omitted.

The Company has elected to be taxed as a real estate investment trust (REIT). As a REIT, the Company would not be taxed on the portion of its income which is distributed to shareholders, provided it meets certain requirements.

Certain   reclassifications  have  been  made  to  the  financial
statements for the prior period to conform to the current period presentation.

Employee Stock Options

The Company followed APB Opinion No. 25 in accounting for its stock option plan prior to January 1, 2003, and accordingly no compensation cost had been recognized for grants made prior to January 1, 2003. The Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation" on January 1, 2003. Under the prospective method of adoption selected by the Company under the provisions of SFAS No. 148, "Accounting for Stock Based Compensation, Transition and Disclosure", no compensation costs have been recognized in the three months ended March 31, 2004 and 2003, as the Company did not grant stock-based employee compensation during the those periods.

The Company's 1994 Stock Option Plan expired on December 31, 2003, as such, no options were granted during the three months ended March 31, 2004. During the three months ended March 31, 2004, no participants exercised their stock options, and no stock options expired. As of March 31, 2004, there were options outstanding to purchase 80,000 shares under the Plan.

NOTE 2 - NET INCOME PER SHARE AND COMPREHENSIVE INCOME

Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income plus interest expense related to the Company's Convertible Subordinated Debentures (the Debentures) by the weighted-average number of common shares outstanding plus the weighted-average number of shares that would be issued upon exercise of stock options pursuant to the treasury stock method, plus the number of shares resulting from the

NOTE 2 - NET INCOME PER SHARE AND COMPREHENSIVE INCOME, (CONT'D.)

possible conversion of the Debentures. Options in the amount of 47,566 and 21,548 are included in the diluted weighted-average shares outstanding for the three months ended March 31, 2004 and 2003, respectively. Interest expense of $107,400 relating to the Debentures is added back to net income in the numerator for diluted net income per share for the three months ended March 31, 2004. Common stock relating to the Company's Debentures totaling 895,000 shares are also included in the diluted weighted-average shares outstanding for the three months ended March 31, 2004.

      The following table sets forth the components of the Company's comprehensive income:

                             Three      Three
                             Months     Months
                            3/31/04    3/31/03
                           _________   ________



Net Income                   $787,712   $375,981
Change in unrealized
gains(losses)on securities
available for sale          (271,185)   (296,003)

                             _________   ________


Comprehensive Income        $516,527    $ 79,978
                            =========    ========


NOTE 3 - SECURITIES AVAILABLE FOR SALE AND DERIVATIVE INSTRUMENTS

During the three months ended March 31, 2004, the Company sold or redeemed $3,153,757 in securities available for sale, recognizing a gain on sale of $794,910. The Company made additional purchases of $2,882,430 in securities available for sale.

During the three months ended March 31, 2004, the Company invested in futures contracts of ten-year treasury notes with a notional amount of $1,400,000, with the objective of reducing the exposure of the debt securities portfolio to market rate fluctuations. Changes in the market value of these derivatives have been recorded in interest and dividend income with corresponding amounts recorded in other liabilities on the balance sheet. The fair value of the derivatives at March 31, 2004 was a liability of $13,867.

NOTE 4 - LOANS PAYABLE

On  January  26, 2004, the Company paid off the notes payable  to
Two River Community Bank with an outstanding balance of $1,075,000 at December 31, 2003. The notes were repaid with proceeds from the Company's margin loan. On April 15, 2004, the Company closed on a $1,000,000 line of credit with Two River Community Bank secured by the Company's manufactured home loans. The interest rate is 5% for the first two years and changes to the five-year FHLB of NY Regular Fixed Rate plus 300bp for the remaining five years. The line of credit expires in 2011.

NOTE 5 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

For the three months ended March 31, 2004, the Company received
$786,513 from the Dividend Reinvestment and Stock Purchase Plan
(DRIP). There were 99,921 shares issued, resulting in 3,181,384 shares outstanding.

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

On January 14, 2004 the Company declared a dividend of $0.25 per share to be paid on June 15, 2004 to shareholders of record on May 17, 2004.

Cash  paid  for interest and taxes during the three months  ended
March 31, 2004 and 2003 was as follows:


                   2004       2003
                  _______    _______

        Interest   $275,811  $198,292

        Taxes        87,679    24,027

During the three months ended March 31, 2004 and 2003, the Company repossessed the collateral for loans receivable of $24,643 and $-0-, respectively, and placed it into inventory.

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

FASB Interpretation No. 46, Consolidation of Variable Interest Entities "FIN 46" was issued in January 2003 and was reissued as FASB Interpretation No. 46 (revised December 2003) (FIN
46R). For public entities, FIN 46 or FIN 46R is applicable to all special-purpose entities (SPEs) in which the entity holds a variable interest no later than the end of the first reporting period ending after December 15, 2003, and immediately to all entities created after January 31, 2003. The effective dates of FIN 46R vary depending on the type of reporting enterprise and the type of entity that the enterprise is involved with. FIN 46 and FIN 46R may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46 and FIN 46R provides guidance on the identification of entities controlled through means other than voting rights. FIN 46 and FIN 46R specifies how a business enterprise should evaluate its involvement in a variable interest entity to determine whether to consolidate that entity. A variable interest entity must be consolidated by its primary beneficiary if the entity does not effectively disperse risks among the parties involved. Conversely, effective dispersion of risks among the parties involved requires that a company that previously consolidated a special purpose entity, upon adoption of FIN 46 or FIN 46R, to deconsolidate such entity. Management believes that this interpretation will not have a material impact on the Company's consolidated financial statements

NOTE 8 - SUBSEQUENT EVENTS

On April 14, 2004, the Company closed on a $1,000,000 line of credit with Two River Community Bank secured by the Company's manufactured home loans. The interest rate is 5% for the first two years and changes to the five-year FHLB of NY regular fixed rate plus 300bp for the remaining five years. The line of credit expires in 2011.

                   MONMOUTH CAPITAL CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS
           RESULTS OF OPERATIONS OF FINANCIAL CONDITION

Overview

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto elsewhere herein and the Company's December 31, 2003 annual report on Form 10-K.

The Company operates as a hybrid-diversified REIT. Currently, the Company's primary business is the ownership of four industrial properties subject to medium term leases and investing in marketable securities. These securities include securities of other REITS and mortgage backed securities. The Company also has loans receivable and inventory related to the sales of manufactured homes. Prior to March 31, 2001, the Company was engaged in the manufactured home sales and finance business.

The Company's revenue primarily consists of rental and related income from the ownership of the industrial properties, interest and dividend income, and gain on sale of securities. Sales of manufactured homes relates to the sale of inventory which had been repossessed and resold. Rental and occupancy revenue increased $287,467 for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. Gain on sales of securities available for sale was $794,910 for the three months ended March 31, 2004.

Although the Company currently owns four industrial properties, management would consider other types of real estate acquisitions. Management anticipates that the Company will acquire approximately $40,000,000 in properties during 2004 and 2005. The current acquisitions environment is competitive and management may not be able to locate suitable properties for acquisition.

The  Company  has  financed  acquisitions  through  capital  raised through the Company's Dividend Reinvestment and Stock Purchase Plan, by obtaining mortgages, and from private placement offerings, including the Convertible Subordinated Debentures. If suitable acquisitions cannot be found during 2004, the Company may invest additional capital raised in REIT securities or pay down outstanding debt. The Company also invests in debt and equity securities of other REITs for liquidity and additional income. The Company from time to time may purchase these securities on margin when there is an adequate yield spread.

See PART I, Item 1. Business of the Company's December 31, 2003 annual report on Form 10-K for a more complete discussion of the economic and industry-wide factors relevant to the Company, the Company's lines of business and principal products and services, and the opportunities, challenges and risks on which the Company is focused.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

At March 31, 2004, the Company owned four industrial properties with total square footage of approximately 289,000 compared to three industrial properties with approximately 182,000 square feet at March 31, 2003.

Rental and occupancy charges increased $287,467 or 83% for the three month ended March 31, 2004 as compared to the three months ended March 31, 2003. The increase is related to rent and occupancy charges of the Wheeling, Illinois property purchased in August 2003.

Interest and dividend income decreased $66,846 or 20% for the three month ended March 31, 2004 as compared to the three months ended March 31, 2003. The decrease is due mainly to a lower average balance of FNMA and GNMA securities and decreased loans receivable balances during the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The decrease in average balances is due to returns of principal. The average balance of the FNMA and GNMA securities portfolio was approximately $618,000 for the three months ended March 31, 2004 as compared to $2,794,000 for the three months ended March 31, 2003. Loans receivable balances were $1,406,736 and $1,753,876 at March 31, 2004 and 2003, respectively. This decrease in interest expense was partially offset by a higher average balance of other securities available for sale during the three months ended March 31, 2004 as compared to the three months ended March 31, 2003.

Gain on sale of securities increased $666,498 for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The Company sold more securities available for sale than in prior year due to the unrealized gains existing in the portfolio in the third and fourth quarter of 2003 and the first quarter of 2004. Management does not expect to recognize the same level of realized gains on sale of securities in future quarters due to the decrease in market value of the securities occurring after the first quarter of 2004.

Salaries and benefits increased $21,100 or 69% for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The increase is due to an increase in employees as well as salary increases. The Company added 2 full-time employees after March 31, 2003. The Company has been expanding its operations.

Professional fees increased $26,664 or 249% for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The increase is due to an increase in personnel costs allocated from the Company's affiliates as well as increased accounting fees.

Interest expense increased $203,110 for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The increase in interest expense is due mainly to the interest on the 8% Debentures issued in October 2003 ($107,400) and the mortgage related to the property acquisition in Wheeling, Illinois in August 2003 ($107,742). The increase was partially offset by the decrease in the interest rates on the Company's margin loan. The interest rate on the Company's margin loan was 2.75% and 3.0% at March 31, 2004 and 2003, respectively.

MATERIAL CHANGES IN RESULTS OF OPERATONS, (CONT'D.)

Depreciation expense increased $126,316 or 199% for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The increase is due to the property acquisition in Wheeling, Illinois in August 2003.

Other expenses increased $22,599 or 24% for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The increase is due to the property acquisition in Wheeling Illinois and expanded operations.

MATERIAL CHANGES IN FINANCIAL CONDITION

The Company operates as a hybrid-diversified real estate investment trust (REIT) and invests in real estate, mortgages, mortgage-backed securities and other REIT securities. The Company generated net cash provided by operating activities for the three months ended March 31, 2004 of $194,893. In addition, the Company raised $786,513 from the issuance of shares of common stock through its Dividend Reinvestment and Stock Purchase Plan (DRIP) for the three months ended March 31, 2004.

Securities available for sale increased $252,398 from December 31, 2003 to March 31, 2004 due to mainly to purchases of other securities available for sale of $2,882,430. The Company sold $3,153,757 in securities available for sale recorded a realized gain on sale of securities available for sale of $794,910. The Company may purchase additional securities on margin from time to time if the Company can earn an adequate yield spread on the securities. However, if suitable real properties are identified by management, the Company may decrease its securities portfolio and invest in additional real property. The Company anticipates additional property acquisitions of approximately $40,000,000 in 2004 and 2005.

During the three months ended March 31, 2004, the Company invested in futures contracts of ten-year treasury notes with a notional amount of $1,400,000, with the objective of reducing the exposure of the debt securities portfolio to market rate fluctuations. Changes in the market value of these derivatives have been recorded in interest and dividend income with corresponding amounts recorded in other liabilities on the balance sheet. The fair value of the derivatives at March 31, 2004 was a liability of $13,867.

In January 2004, the Company paid off the notes payable to Two River Community Bank with an outstanding balance of $1,075,000 at December 31, 2003. The notes were repaid with proceeds from the Company's margin loan. In April 2004, the Company closed on a $1,000,000 line of credit with Two River Community Bank secured by the Company's manufactured home loans. The interest rate is 5% for the first two years and changes to the FHLB of NY Regular Fixed Rate plus 300bp for the remaining five years. The line of credit expires in 2011.

FUNDS FROM OPERATIONS

Funds from operations (FFO), is defined as net income, excluding gains (or losses) from sales of depreciable assets, plus depreciation. FFO should be considered as a supplemental measure of operating performance used by real estate investment trusts (REITs).

FUNDS FROM OPERATIONS, (CONT'D.)

FFO excludes historical cost depreciation as an expense and may facilitate the comparison of REITs which have different cost bases. The items excluded from FFO are significant components in understanding and assessing the Company's financial performance.

FFO (1) does not represent cash flow from operations as defined by generally accepted accounting principles; (2) should not be considered as an alternative to net income as a measure of operating performance or cash flows from operating, investing and financing activities; and (3) is not an alternative to cash flow as a measure of liquidity. FFO, as calculated by the Company, may not be comparable to similarly entitled measures reported by other REITs.

The Company's FFO for the three months ended March 31, 2004 and 2003 is calculated as follows:
                             Three Months

                           2004       2003

          Net Income      $787,712   $375,981
          Depreciation
            Expense        189,674     63,358
                          ________   ________

          FFO             $977,386   $439,339
                          ________   ________

The following are the cash flows provided (used) by operating, investing and financing activities for the three months ended March 31, 2004 and 2003:

                                  2004      2003

    Operating Activities          $194,893  $ 240,345
    Investing Activities           355,573   2,206,84
    Financing Activities          (546,080  (2,437,426)


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

CONTROLS AND PROCEDURES

The Company's President and Chief Executive Officer and Chief Financial Officer, with the assistance of other members of the
Company's  management,  have evaluated  the  effectiveness  of  the
Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company's President and Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

The Company's President and Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                   MONMOUTH CAPITAL CORPORATION
                    PART II - OTHER INFORMATION
               FOR THE QUARTER ENDED MARCH 31, 2004

     Item 1 -  Legal Proceedings - None

     Item 2 -  Changes in Securities - None

     Item 3 -  Defaults Upon Senior Securities - None

     Item 4 - Submission of Matters to a Vote of Security
                Holders-None

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


       (b)  Reports on Form 8-K - None

SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its Behalf by the undersigned thereunto duly authorized.


                     MONMOUTH CAPITAL CORPORATION




     Date: May 12, 2004    /s/ Eugene W. Landy
                           EUGENE W. LANDY
                           President and Chief Executive Officer



     Date: May 12, 2004    /s/ Anna T. Chew
                           ANNA T. CHEW
                           Chief Financial Officer