Form 10-Q
period 2004-06-30
MONMOUTH CAPITAL CORP
filed 2004-08-13
CIK 67618

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _________ to _________

For the Quarter ended           Commission File No.
   June 30, 2004                    0-24282

                    MONMOUTH CAPITAL CORPORATION
       (Exact Name of Registrant as Specified in its Charter)

         New Jersey                      21-0740878
(State or other jurisdiction of      (I.R.S. Employer
incorporation or organization)       Identification No.)

Juniper Business Plaza, 3499 Route 9 North, Suite 3-C, Freehold, NJ 07728
          (Address of Principal Executive Office) (Zip Code)

Registrant's telephone number, including area code: (732) 577-9981
_____________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements
for the past 90 days.  Yes ____ X    No _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No _X_

The number of shares or other units outstanding of each of the issuer's classes of securities as of August 2, 2004 was 3,421,334 shares.

                  MONMOUTH CAPITAL CORPORATION
               FOR THE QUARTER ENDED JUNE 30, 2004

                            CONTENTS

PART I - FINANCIAL INFORMATION                         PAGE NO.

  Item 1 - Financial Statements (Unaudited):

       	   Consolidated Balance Sheets                   3-4

      	   Consolidated Statements of Income               5

      	   Consolidated Statements of Cash Flow            6

           Notes to Consolidated Financial              7-10
	   Statements

  Item 2 - Management's Discussion and Analysis of
	   Results of Operations and Financial
	   Condition                                   11-15

  Item 3 - Quantitative and Qualitative Disclosure
           About Market Risk

There have been no material changes to
information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding year to the date of this Form 10-Q.

Item 4 - Controls and Procedures                      15 - 16

PART II - OTHER INFORMATION                                17

SIGNATURES                                                 18

                  MONMOUTH CAPITAL CORPORATION
                   CONSOLIDATED BALANCE SHEETS
            AS OF JUNE 30, 2004 AND DECEMBER 31, 2003

                                   June 30,       December 31,
             ASSETS                  2004            2003
                                    ___________  ___________

Real Estate Investments:
Land                                $ 5,838,603   $5,838,603
Buildings, Improvements and
  Equipment, net of accumulated
  depreciation of $989,060 and
  $613,750, respectively             16,874,334    17,249,644
                                    ___________  ___________
  Total Real Estate Investments      22,712,937    23,088,247

Cash and Cash Equivalents             1,642,808       314,091
Securities Available for Sale,
  at Fair Value:
Federal National Mortgage
  Association                           455,576       546,697
Government National Mortgage
  Association                            51,115        69,298
Other Securities Available for
  Sale                               13,860,214    14,827,914
Accounts Receivable                       8,480        15,097
Loans Receivable, net of
  allowance for losses of
  $77,615 and $86,934,
  respectively                        1,331,078     1,515,625
Inventory                                51,930        50,590
Prepaid Expenses and Other
  Assets                                178,066       111,553
Financing Costs, net of
  accumulated amortization of
  74,073 and $42,796, respectively      607,810       649,088
Leasing costs, net of
  accumulated amortization of
  $28,657 and $12,277,
  respectively                          364,428       380,808
                                    ___________   ___________

      TOTAL ASSETS                  $41,264,442   $41,569,008
                                    ===========   ===========

                              3

                           -UNAUDITED-
       See Notes to the Consolidated Financial Statements

                  MONMOUTH CAPITAL CORPORATION
              CONSOLIDATED BALANCE SHEETS (CONT'D.)
            AS OF JUNE 30, 2004 AND DECEMBER 31, 2003
                                      June 30,    December 31,
                                        2004         2003
                                      ___________  ___________

 LIABILITIES AND SHAREHOLDERS'
             EQUITY

Mortgages Payable                     $15,604,796   $15,889,239
Convertible Subordinated Debentures     5,370,000     5,370,000
Loans Payable                           4,947,547     5,576,824
Accounts Payable and Accrued Expenses     201,078       249,854
Other Liabilities                         217,916       197,844
				      ___________   ___________

  Total Liabilities                    26,341,337    27,283,761
                                      ___________   ___________

Minority Interest                       1,914,118     1,914,242
                                       ___________  ___________

Shareholders' Equity:
Common Stock par value $1.00 per
  share; authorized 10,000,000
  shares; issued and outstanding
  3,373,689 and 3,081,463
  shares, respectively                  3,373,689     3,081,463
Additional Paid-In Capital              8,876,749     7,266,839
Accumulated Other Comprehensive
  Income                                  327,645     1,812,797
  Retained Earnings                       430,904       209,906
                                       ___________  ___________

  Total Shareholders' Equity           13,008,987    12,371,005
                                       ___________  ___________

 TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                $41,264,442   $41,569,008
                                      ===========   ===========

                              4

                           -UNAUDITED-
          See Notes to the Consolidated Financial Statements

                     MONMOUTH CAPITAL CORPORATION
                   CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE THREE AND SIX MONTHS ENDED
                        JUNE 30, 2004 AND 2003


                        	Three Months Ended         Six Months Ended
                               6/30/04      6/30/03     6/30/04      6/30/03
                              _________   _________    _________     _________
Income:
Rental Income                 $  606,826   $ 352,883   $ 1,241,971      700,561
Interest and Dividend
 Income                          342,011     187,044       626,213      524,051
Sales of Manufactured
  Homes                           50,000     155,500        81,000      198,756
Gain on Securities
  Available for Sale
  Transactions Net                77,467     147,432       872,377      275,843
Other Income                     132,841         458       132,987          483
                               _________   _________     _________    _________
   Total Income                1,209,145     843,317     2,954,548    1,699,694
                               _________   _________    _________     _________

Expenses:
Cost of Sales of
  Manufactured Homes              54,439      76,711        84,923     118,706
Real Estate Taxes                 44,453      37,051        75,061      66,104
Salaries and Employee
  Benefits                        74,511      39,849       126,213      70,451
Professional Fees                 14,945      34,133        52,308      44,832
Interest Expense                 387,523     187,688       788,925     385,980
Depreciation                     185,636      63,357       375,310     126,715
Other Expenses                   110,804     101,573       228,925     197,095
                               _________   _________     _________   _________
   Total Expenses                872,311     540,362     1,731,665   1,009,883
                               _________   _________     _________   _________
Income Before Minority
  Interest                       336,834     302,955     1,222,883     689,811

Minority Interest                 53,422       3,052        76,759      13,927
                               _________    _________     _________   _________

INCOME BEFORE
  INCOME TAXES               $   283,412  $  299,903   $ 1,146,124  $  675,884



INCOME TAXES                      30,000          -0-       105,000         -0-
                                 _________   _________    _________   _________
  NET INCOME                 $   253,412     $ 299,903  $ 1,041,124   $ 675,884
                                ==========  ==========   ==========  ==========

NET INCOME PER
 SHARE-BASIC AND DILUTED
   Basic                       $      .08   $     .10     $    .33    $     .25
                                 =========   =========     ========   =========
   Diluted                     $      .08   $     .10     $    .30    $     .25
                                 =========   =========    =========   =========

WEIGHTED AVERAGE
  SHARES OUTSTANDING:
   BASIC                        3,256,753   2,842,682    3,184,571   2,657,936
                                =========   =========    =========   =========
   DILUTED                      3,298,237   2,881,742    4,124,357   2,687,045
                                =========   =========    =========   =========



                              -UNAUDITED-
             See Notes to Consolidated Financial Statement
                    			5

		    MONMOUTH CAPITAL CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOW
            FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                                            2004         2003
                                         __________   __________

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                              $ 1,041,124   $  675,884
 Non-Cash Adjustments:
 Income Allocated to Minority Interest        75,759       13,927
 Depreciation and Amortization               422,967      135,116
 Gain on Securities Available for Sale
 Transactions, Net                          (872,377)    (275,843)
 Changes In Operating Assets and
  Liabilities:
   Accounts Receivable                         6,617       17,893
   Inventory                                  90,622       12,705
   Prepaid Expenses and other  assets        (66,513)     (13,165)
   Accounts Payable and Accrued Expenses     (48,796)     (93,554)
   Other Liabilities                          20,072          -0-
                                           __________   __________
Net Cash Provided by Operating
  Activities                                 669,475      472,963
                                          __________   __________

CASH FLOWS FROM INVESTING ACTIVITIES:
 Collections and Other Decreases in
  Loans Receivable                            92,585      209,948
 Purchase of Securities Available for
  Sale                                    (2,933,004)         -0-
 Proceeds from Sales and Other
  Decreases in Securities
  Available for  Sale                      3,397,233    3,801,144
                                          __________   __________
Net Cash Provided by Investing
  Activities                                 556,814    4,011,092
                                          __________   __________

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Decrease in Loans Payable               (629,277)  (5,882,984)
Principal Payments on Mortgages             (284,443)    (163,480)
Refund of Financing Costs                     10,001          -0-
Decrease in Minority Interest                (75,883)     (20,580)
Proceeds from the Issuance of Common
 Stock                                     1,697,528    2,046,432
Proceeds from Exercise of Stock
 Options                                         -0-       55,000
Dividends Paid                             (615,498)    (444,074)
                                          __________   __________
Net Cash Provided by (Used In)
 Financing Activities                        102,428   4,409,686)
                                          __________   __________

Net Increase in Cash                       1,328,717       74,369
Cash at Beginning of Period                  314,091      174,099
                                          __________   __________
Cash at End of Period                    $ 1,642,808   $  248,468
                                          ==========    =========





                              -UNAUDITED-
          See Notes to the Consolidated Financial Statements

                     MONMOUTH CAPITAL CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004

NOTE 1 - ORGANIZATION AND ACCOUNTING POLICY

The interim consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2004 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited financial statements and notes thereto included in the annual report of Monmouth Capital Corporation (the Company) for the year ended December 31, 2003 have been omitted.

The  Company has elected to be taxed as a real estate investment trust
(REIT). As a REIT, the Company would not be taxed on the portion of its income which is distributed to shareholders, provided it meets certain requirements.

  Certain reclassifications have been made to the financial statements for the prior period to conform to the current period presentation.

Employee Stock Options

The Company followed APB Opinion No. 25 in accounting for its stock option plan prior to January 1, 2003, and accordingly no compensation cost had been recognized for grants made prior to January 1, 2003. The Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation" on January 1, 2003. Under the prospective method of adoption selected by the Company under the provisions of SFAS No. 148, "Accounting for Stock Based Compensation, Transition and Disclosure", no compensation costs have been recognized in the six months ended June 30, 2004 and 2003, as the Company did not grant stock-based employee compensation during the those periods.

The Company's 1994 Stock Option Plan expired on December 31, 2003, as such, no options were granted during the six months ended June 30, 2004. During the six months ended June 30, 2004, no participants exercised their stock options, and no stock options expired. As of
June 30, 2004, there were options outstanding to purchase 80,000 shares under the Plan.

NOTE 2 - NET INCOME PER SHARE AND COMPREHENSIVE INCOME (LOSS)

Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income plus interest expense related to the Company's Convertible Subordinated Debentures (the Debentures) by the weighted-average number of common shares outstanding plus the weighted-average number of shares that would be issued upon exercise of stock options pursuant to the treasury stock method, plus the number of shares resulting from the possible

NOTE 2 - NET INCOME PER SHARE AND COMPREHENSIVE INCOME, (CONT'D.)

  conversion of the Debentures. Options in the amount of 41,484 and 39,060 are included in the diluted weighted-average shares outstanding for the three months ended June 30, 2004 and 2003, respectively and options in the amount of 44,786 and 29,109 are included in the diluted weighted-average shares outstanding for the six months ended June 30, 2004 and 2003 respectively. Interest expense of $214,800 relating to the Debentures is added back to net income in the numerator for diluted net income per share for the six months ended June 30, 2004. Common stock relating to the Company's Debentures totaling 895,000 shares are also included in the diluted weighted-average shares outstanding for the six months ended June 30, 2004. For the three months ended June 30, 2004, the Company's outstanding Debentures are excluded from the computation due to their antidilutive effect. Accordingly there is no effect on net income in the calculation of diluted EPS for the three months ended June 30, 2004.

      The following table sets forth the components of the Company's comprehensive income:

                   Three        Three         Six         Six
                  Months       Months        Months       Months
                  6/30/04     6/30/03       6/30/04      6/30/04
                __________     _________    __________   ________

Net Income        $253,412     $299,903     $1,041,124   $675,884
Increase
(decrease) in
unrealized
gains on
securities
available for
sale            (1,213,967)      347,583    (1,485,152)    51,580

                 __________     _________   __________    ________
Comprehensive
Income (Loss)   $ (960,555)     $647,486   $  (444,028)   727,464
                  =========     ========      =========   ========



NOTE 3 - SECURITIES AVAILABLE FOR SALE AND DERIVATIVE INSTRUMENTS

During the six months ended June 30, 2004, the Company sold or redeemed $2,577,987 in securities available for sale, recognizing a gain on sale of $819,246. The Company made additional purchases of $2,933,004 in securities available for sale.

During the three months ended June 30, 2004, the Company invested in futures contracts of ten-year treasury notes with a notional amount of $3,000,000 with the objective of reducing the exposure of the debt securities portfolio to market rate fluctuations. Changes in the market value of these derivatives have been recorded in gain on securities available for sale transactions with corresponding amounts recorded in other liabilities on the balance sheet. The fair value of the derivatives at June 30, 2004 was a liability of $53,906. During June 2004, the Company recorded a realized gain on settled futures contracts of $107,037, which is included in gain on securities available for sale transactions.

NOTE 4 - LOANS PAYABLE

On January 26, 2004, the Company paid off the notes payable to Two River Community Bank with an outstanding balance of $1,075,000 at December 31, 2003. The notes were repaid with proceeds from the Company's margin loan. On April 15, 2004, the Company closed on a $1,000,000 line of credit with Two River Community Bank secured by the Company's manufactured home loans. The interest rate is 5% for the first two years and changes to the five-year FHLB of NY Regular Fixed Rate plus 300bp for the remaining five years. The line of credit expires in 2011. The balance on the line of credit at June 30, 2004 was $1,000,000. The Company's margin loan had a balance of $3,514,547 at June 30, 2004.

NOTE 5 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

For the six months ended June 30, 2004, the Company received $1,697,528 from the Dividend Reinvestment and Stock Purchase Plan
(DRIP). There were 292,226 shares issued, resulting in 3,373,689 shares outstanding.

On June 15, 2004 the Company paid a dividend of $0.25 per share to shareholders of record on May 17, 2004. Total dividends paid for the six months ended June 30, 2004 were $820,106. Included in dividends paid for the six month period is dividend reinvestments of $204,608, which required no cash transfers.

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and taxes during the six months ended June 30, 2004 and 2003 was as follows:

                         2004        2003
        Interest      $ 778,870    $ 385,980
        Taxes           117,679       24,027

During the six months ended June 30, 2004 and 2003, the Company repossessed the collateral for loans receivable of $91,962 and $41,254 respectively, and placed it into inventory.

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

On July 9, 2004, the Company purchased a 60,000 square foot industrial building in Richmond, Virginia. This warehouse facility is 100% net leased to Carrier Sales and Distribution, LLC for 7 years. The purchase price, including closing costs, was approximately $4,100,000. The Company borrowed approximately $3,100,000 against its securities portfolio and drew down $1,000,000 on its line of credit.

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

The Company's revenue primarily consists of rental and related income from the ownership of the industrial properties, interest and dividend income, and gain on sale of securities. Sales of manufactured homes relates to the sale of inventory which had been repossessed and resold. Rental and occupancy revenue increased $541,410 or 77% for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. Gain on sales of securities available for sale was $872,377 for the six months ended June 30, 2004. Revenue related to manufactured home sales relates to the sale of repossessed homes.

Although the Company currently owns four industrial properties, (and purchased one additional industrial property in July 2004) management would consider other types of real estate acquisitions. Management anticipates that the Company will acquire approximately $40,000,000 in properties during 2004 and 2005. The current acquisitions environment is competitive and management may not be able to locate suitable properties for acquisition.

The Company has financed acquisitions through capital raised through the Company's Dividend Reinvestment and Stock Purchase Plan, by obtaining mortgages, and from private placement offerings, including the Convertible Subordinated Debentures. If suitable acquisitions cannot be found during 2004, the Company may invest additional capital raised in REIT securities or pay down outstanding debt. The Company invests in debt and equity securities of other REITs for liquidity and additional income. The Company from time to time may purchase these securities on margin when there is an adequate yield spread.

See PART I, Item 1- Business, of the Company's December 31, 2003 annual report on Form 10-K for a more complete discussion of the economic and industry-wide factors relevant to the Company, the Company's lines of business and principal products and services, and the opportunities, challenges and risks on which the Company is focused.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

At June 30, 2004, the Company owned 4 industrial properties with total square footage of approximately 289,000 compared to 3 industrial properties with approximately 182,000 square feet at June 30, 2003.

Rental and occupancy charges increased $253,943 or 72% for the three month ended June 30, 2004 as compared to the three months ended June 30, 2003 and increased $541,410 or 77% for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The increase is related to rent and occupancy charges of the Wheeling, Illinois property purchased in August 2003.

Interest and dividend income increased $154,967 or 83% for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The increase is due mainly to a higher average balance of securities for the three months ended June 30, 2004 (approximately $14,755,000) as compared to the three months ended June 30, 2003 (approximately $10,148,000). Interest and dividend income increased $102,162 or 19% for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The increase is due mainly to a higher average balance of securities for the six months ended
June 30, 2004 (approximately $15,197,000) as compared to the six months ended June 30, 2003 (approximately $11,133,000).

Gain on securities increased $596,534 for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. This increase was primarily the result of the Company's decision to take advantage of the rise in price of the securities portfolio in the third and fourth quarter of 2003 and the first quarter of 2004. Management does not expect to recognize the same level of realized gains on sale of securities in future quarters due to the decrease in market value of the securities occurring after the first quarter of 2004.

Other income increased $132,383 for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The increase relates to the proceeds received from the lawsuit against the former owner of the Carlsdadt, New Jersey property and the engineering firm used for due diligence.

Salaries and benefits increased $34,662 or 87% for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. Salaries and benefits increased $55,762 or 79% for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The increase is due to an increase in employees as well as salary increases. The Company added 2 full-time employees after March 31, 2003. The Company has been expanding its operations.

Interest expense increased $199,835 or 106% for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. Interest expense increased $402,945 or 104% for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The increase in interest expense is due mainly to the interest on the 8% Debentures issued in October 2003 and the mortgage related to the property acquisition in Wheeling, Illinois in August 2003.

MATERIAL CHANGES IN RESULTS OF OPERATONS, (CONT'D.)

Depreciation expense increased $122,279 or 193% for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. Depreciation expense increased $248,595 or 196% for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The increase is due to the property acquisition in Wheeling, Illinois in August 2003.

Other expenses increased $9,231 or 9% for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. Other expenses increased $31,830 or 16% for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The increase is due to the property acquisition in Wheeling Illinois and expanded operations.

MATERIAL CHANGES IN FINANCIAL CONDITION

The Company operates as a hybrid-diversified REIT and invests in real estate, mortgages, mortgage-backed securities and other REIT securities. The Company generated net cash provided by operating activities for the six months ended June 30, 2004 of $669,475. In addition, the Company raised $1,697,528 from the issuance of shares of common stock through its Dividend Reinvestment and Stock Purchase Plan
(DRIP) for the six months ended June 30, 2004.

Securities available for sale decreased $1,077,004 from December 31, 2003 to June 30, 2004 due to mainly to sales or returns of principal of securities available for sale of $2,577,987 and a realized gain on sale of securities available for sale of $819,246. The Company purchased an additional $2,933,004 in securities available for sale. The Company may purchase additional securities on margin from time to time if the Company can earn an adequate yield spread on the securities. However, if suitable real properties are identified by management, the Company may decrease its securities portfolio and invest in additional real property. The Company anticipates additional property acquisitions of approximately $40,000,000 in 2004 and 2005.

During the three months ended June 30, 2004, the Company invested in futures contracts of ten-year treasury notes with a notional amount of $3,000,000, with the objective of reducing the exposure of the debt securities portfolio to market rate fluctuations. Changes in the market value of these derivatives have been recorded in gain on securities available for sale with corresponding amounts recorded in other liabilities on the balance sheet. The fair value of the derivatives at June 30, 2004 was a liability of $53,906. During June 2004, the Company recorded a realized gain on settled futures contracts of $107,037, which is included in gain on securities available for sale transactions.

In January 2004, the Company paid off the notes payable to Two River Community Bank with an outstanding balance of $1,075,000 at December 31, 2003. The notes were repaid with proceeds from the Company's margin loan. In April 2004, the Company closed on a $1,000,000 line of credit with Two River Community Bank secured by the Company's manufactured home loans. The interest rate is 5% for the first two years and changes to the FHLB of NY Regular Fixed Rate us 300bp for the remaining five years. The line of credit expires in 2011. As of June 30, 2004, the Company had a balance of $1,000,000 on the line of credit.

FUNDS FROM OPERATIONS

Funds from operations (FFO), is defined as net income, excluding gains (or losses) from sales of depreciable assets, plus depreciation. FFO should be considered as a supplemental measure of operating performance used by real estate investment trusts (REITs).

FFO excludes historical cost depreciation as an expense and may facilitate the comparison of REITs which have different cost basis. The items excluded from FFO are significant components in understanding and assessing the Company's financial performance.

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

The Company's FFO for the three and six months ended June 30, 2004 and 2003 is calculated as follows:


                       Three Months            Six Months
                   6/30/04      6/30/03     6/30/04    6/30/03
                  _________    _________   _________  _________

  Net Income       $253,412     $299,903  $1,041,124   $675,884
  Depreciation
   Expense          185,636       63,357     375,310    126,715
                  _________    _________   _________  _________

  FFO              $439,048     $363,260  $1,416,434   $802,599
                   ========    =========  =========    =========


The following are the cash flows provided (used) by operating, investing and financing activities for the six months ended
June 30, 2004 and 2003:

                             2004         2003
                           ________    __________

Operating Activities       $669,475      $472,963
Investing Activities        556,814     4,011,092
Financing Activities        102,428  (  4,409,686)

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

The Company's President and Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company's internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                 MONMOUTH CAPITAL CORPORATION
                  PART II - OTHER INFORMATION
              FOR THE QUARTER ENDED JUNE 30, 2004

      Item 1 -   Legal Proceedings - None

      Item 2 -   Changes in Securities, Use of  Proceeds  and
		 Issuer Purchases of
                 Equity Securities- None

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



                 MONMOUTH CAPITAL CORPORATION





Date: August 11, 2004    /s/ Eugene W. Landy
                         EUGENE W. LANDY
                         President and Chief Executive Officer



Date: August 11, 2004    /s/ Anna T. Chew
                         ANNA T. CHEW
                         Chief Financial Officer