Form 10-Q
period 2004-09-30
MONMOUTH CAPITAL CORP
filed 2004-11-12
CIK 67618

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from __________  to  __________

For the Quarter ended                Commission File No.
  September 30, 2004                   811-01085

                        MONMOUTH CAPITAL CORPORATION
           (Exact Name of Registrant as Specified in its Charter)

         New Jersey                      21-0740878
(State or other jurisdiction of      (I.R.S. Employer
 incorporation or organization)       Identification No.)

Juniper Business Plaza, 3499 Route 9 North, Suite 3-C, Freehold, NJ 07728
  (Address of Principal Executive Office)                          Zip Code)


Registrant's telephone number, including area code: (732) 577-9993
________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

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

The number of shares or other units outstanding of each of the issuer's classes of securities as of November 1, 2004 was 3,594,631 shares.

                  MONMOUTH CAPITAL CORPORATION
            FOR THE QUARTER ENDED SEPTEMBER 30, 2004

                            CONTENTS
PART I - FINANCIAL INFORMATION                     PAGE NO.

  Item 1 - Financial Statements (Unaudited):

           Consolidated Balance Sheets                     3-4

           Consolidated Statements of Income                5

           Consolidated Statements of Cash Flow             6

           Notes to Consolidated Financial
           Statements                                      7-11

  Item 2 - Management's Discussion and Analysis of
           Results of Operations and Financial
           Condition 					  12-17

  Item 3 - Quantitative and Qualitative
           Disclosure About Market Risk

There have been no material changes to
information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding year to the date of this Form 10-Q.

 Item 4 - Controls and Procedures                     	   17

PART II - OTHER INFORMATION                              18-19

SIGNATURES                                                 20


                  MONMOUTH CAPITAL CORPORATION
                   CONSOLIDATED BALANCE SHEETS
         AS OF SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

                                  September 30,    December 31,
             ASSETS                    2004            2003
				  _____________    ____________

  Real Estate Investments:
  Land                               $  6,297,603  $  5,838,603
  Buildings, Improvements and
    Equipment, net of accumulated
    depreciation of  $1,185,642
    and $613,750, respectively         20,404,971    17,249,644
                                       __________    __________
    Total Real Estate Investments      26,702,574    23,088,247

  Cash and Cash Equivalents               616,490       314,091
  Securities Available for Sale,
    at Fair Value:
   Federal National Mortgage
    Association                           452,253       546,697
   Government National Mortgage
    Association                            44,873        69,298
   Other Securities Available for
    Sale                               15,443,725    14,827,914
   Accounts Receivable                     67,016        15,097
   Loans Receivable, net of
    allowance for losses of
    $77,616 and $86,934,
    respectively                        1,212,190     1,515,625
   Inventory                              127,624        50,590
   Prepaid Expenses and Other
    Assets                                 98,288       111,553
   Financing Costs, net of
    accumulated amortization of
    $88,112 and $42,796, respectively     593,771       649,088
   Leasing costs, net of
    accumulated amortization of
    $36,847 and $12,277,
    respectively                          356,238       380,808
					__________   __________

     TOTAL ASSETS                     $45,715,042   $41,569,008
                                       ==========    ==========




                           -UNAUDITED-
       See Notes to the Consolidated Financial Statements


                  MONMOUTH CAPITAL CORPORATION
              CONSOLIDATED BALANCE SHEETS (CONT'D.)
         AS OF SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
                                     September 30,  December 31,
                                        2004           2003
                                      ___________   ___________

 LIABILITIES AND SHAREHOLDERS'
             EQUITY

Mortgages Payable                    $15,452,950  $15,889,239
Convertible Subordinated Debentures    5,370,000    5,370,000
Loans Payable                          8,105,621    5,576,824
Accounts Payable and Accrued
Expenses                                 276,630      249,854
Other Liabilities                        244,142      197,844
                                      __________   __________

   Total Liabilities                  29,449,343   27,283,761
                                      __________   __________

Minority Interest                      1,918,453    1,914,242
                                      __________   __________

Shareholders' Equity:
  Common Stock par value $1.00
    per share; authorized
    10,000,000 shares; issued
    and outstanding 3,513,246
    and 3,081,463 shares
    respectively                       3,513,246    3,081,463
  Additional Paid-In Capital           9,531,526    7,266,839
  Accumulated Other Comprehensive
   Income                                888,013    1,812,797
  Retained Earnings                      414,461      209,906
				       _________    _________

    Total Shareholders' Equity        14,347,246   12,371,005
                                      __________   __________
 TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY            $45,715,042  $41,569,008
                                      ==========   ==========


                           -UNAUDITED-
       See Notes to the Consolidated Financial Statements


                     MONMOUTH CAPITAL CORPORATION
                   CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE THREE AND NINE MONTHS ENDED
                     SEPTEMBER 30,  2004 AND 2003

                          Three Months Ended            Nine Months Ended
                            9/30/04    9/30/03    9/30/04      9/30/03
Income:                    ________    ________   ________     ________

 Rental and Occupancy
  Charges                 $ 707,385    $ 443,926  $ 1,949,356  $ 1,144,487

 Interest and Dividend
  Income                    340,633      255,612      966,846      854,663
 Sales of Manufactured
  Homes                         -0-       22,134       81,000      145,890
 Gain (Loss) on
  Securities Available
  for Sale Transactions,
  Net                       (195,344)    391,668      677,033      667,511
 Other Income                110,360          20      243,347          503
                            _________   ________   __________     _________
  Total Income               963,034   1,113,360    3,917,582    2,813,054
                            _________   ________   __________     _________

Expenses:
 Cost of Sales of
  Manufactured Homes              -0-     22,932       84,923      141,638
 Real Estate Taxes             99,453     24,222      174,514       90,326
 Salaries and Employee
  Benefits                     75,789     31,124      202,002      130,423
 Professional Fees             55,737     12,417      108,045       36,289
 Interest Expense             426,089    218,442    1,215,014      604,422
 Depreciation                 196,582     88,468      571,892      215,183
 Other Expenses                92,724     88,179      321,649      277,386
                              _________ _________   _________     _________
  Total Expenses              946,374    485,784    2,678,039    1,495,667
                             _________  _________   _________    __________

Income Before Minority
 Interest                      16,660    627,576    1,239,543    1,317,387

Minority Interest              42,777     28,209      119,536       42,136
                              _________ _________   _________     _________

INCOME (LOSS) BEFORE
 INCOME TAXES                ($26,117) $ 599,367  $ 1,120,007  $ 1,275,251

INCOME TAXES                   (9,654)    20,000       95,346       20,000
                             __________ ________   _________     _________
   NET INCOME (LOSS)         ($16,463) $ 579,367  $ 1,024,661  $ 1,255,251
                             =========  =========   =========    =========
NET INCOME  PER
 SHARE-BASIC AND DILUTED
   Basic                     ($   .02) $     .21  $       .31  $       .46
                             =========  =========   =========   ==========
   Diluted                   ($   .02) $     .20  $       .31  $       .45
                             =========  =========   =========   ==========

WEIGHTED AVERAGE
 SHARES OUTSTANDING:
   BASIC                    3,446,349  2,936,289    3,272,521    2,751,740
                            =========  =========    =========    =========
   DILUTED                  3,485,873  2,963,730    3,315,675    2,772,909
                            =========  =========    =========    =========


                              -UNAUDITED-
             See Notes to Consolidated Financial Statement


                  MONMOUTH CAPITAL CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOW
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003


                                          2004       2003
                                         ______     ______
CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net Income                           $1,024,661   $1,255,251
  Non-Cash Adjustments:
  Income Allocated to Minority
    Interest                              119,536       42,136
  Depreciation and Amortization           641,813      232,688
  Gain on Securities Available for
    Sale Transactions, Net              (693,830)    (667,511)
  Changes In Operating Assets and
    Liabilities:
      Accounts Receivable                (51,919)       18,097
      Inventory                            14,928          -0-
      Prepaid Expenses and Other
        Assets                             13,265    (410,762)
      Accounts Payable and Accrued
        Expenses                           26,741     (96,755)
        Other Liabilities                  46,298          -0-
                                       __________   __________
Net Cash Provided by Operating
  Activities                            1,141,493      373,144
                                        _________    _________

CASH FLOWS FROM INVESTING
ACTIVITIES:
  Collections and Other Decreases in
    Loans Receivable                      211,473      302,633
  Purchase of Securities Available
    for Sale                          (4,188,459)  (1,970,579)
  Proceeds from Sales and Other
    Decreases in Securities
    Available for  Sale                 3,460,563    5,635,197
  Purchase of Real Estate             (4,186,219) (11,576,349)
                                       __________   __________
Net Cash Used in Investing
  Activities                          (4,702,642)  (7,609,098)
                                       __________   __________

CASH FLOWS FROM FINANCING
ACTIVITIES:
  Net Increase (Decrease) in Loans
    Payable                             2,528,797  (3,550,927)
  Proceeds from Mortgages                     -0-    7,670,000
  Principal Payments on Mortgages       (436,289)    (240,270)
  Financing Costs on Debt                     -0-    (116,525)
  Refund of Financing Costs                10,001          -0-
  Increase (Decrease) in Minority
    Interest                            (115,325)    1,600,677
  Proceeds from the Issuance of
Common Stock                            2,491,862    2,374,939
  Proceeds from Exercise of Stock
    Options                                   -0-      205,000
  Dividends Paid                        (615,498)    (444,074)
                                       __________   __________
  Net Cash Provided by Financing
    Activities                          3,863,548    7,498,820
                                       __________   __________

  Net Increase in Cash                    302,399      262,866
  Cash at Beginning of Period             314,091      174,099
                                       __________   __________
  Cash at End of Period                $  616,490   $  436,965
                                       ==========   ==========


                           -UNAUDITED-
       See Notes to the Consolidated Financial Statements

                  MONMOUTH CAPITAL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2004

NOTE 1 - ORGANIZATION AND ACCOUNTING POLICY

The interim consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2004 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited financial statements and notes thereto included in the annual report of Monmouth Capital Corporation (the Company) for the year ended December 31, 2003 have been omitted.

The Company has elected to be taxed as a real estate investment trust (REIT). As a REIT, the Company would not be taxed on the portion of its income which is distributed to shareholders, provided it meets certain requirements.

  Certain reclassifications have been made to the financial statements for the prior period to conform to the current period presentation.

Employee Stock Options

The Company followed APB Opinion No. 25 in accounting for its stock option plan prior to January 1, 2003, and accordingly no compensation cost had been recognized for grants made prior to January 1, 2003. The Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation" on January 1, 2003. Under the prospective method of adoption selected by the Company under the provisions of SFAS
No.    148,  "Accounting    for   Stock   Based    Compensation,
Transition and Disclosure", no compensation costs have been recognized in the nine months ended September 30, 2004 and 2003, as the Company did not grant stock-based employee compensation during the those periods.

The Company's 1994 Stock Option Plan (the 1994 plan) expired on December 31, 2003. As such, no options were granted during the nine months ended September 30, 2004 under the 1994 plan. On September 28, 2004, the Company's shareholders approved and ratified the 2004 Stock Option Plan (the 2004 plan) authorizing the grant to officers and key employees of options to purchase up to 750,000 shares of common stock. Options may be granted at any time up to September 27, 2014. No option shall be available for exercise beyond ten years. All options are exercisable after one year from date of grant. The option price shall not be below the fair market value at date of grant. Cancelled or expired options are added back to the pool of shares available under the 2004 plan. No grants were made under the 2004 plan during the three months ended September 30, 2004.

    During   the  nine  months  ended  September  30,  2004,   no
participants exercised their stock options, and no stock  options
expired.    As   of  September  30,  2004,  there  were   options
outstanding to purchase 80,000 shares under the 1994 plan.

NOTE 2 - NET INCOME PER SHARE AND COMPREHENSIVE INCOME (LOSS)

Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income plus interest expense related to the Company's Convertible Subordinated Debentures (the Debentures) by the weighted-average number of common shares outstanding plus the weighted-average number of shares that would be issued upon exercise of stock options pursuant to the treasury stock method, plus the number of shares resulting from the possible conversion of the debentures.

Options in the amount of 39,524 and 27,441 are included in the diluted weighted-average shares outstanding for the three months ended September 30, 2004 and 2003, respectively. Options in the amount of 43,154 and 21,169 are included in the diluted weighted average shares outstanding for the nine months ended September 30, 2004 and 2003, respectively.

For  the  three  and nine months ended September  30,  2004,  the
Company's outstanding Debentures are excluded from the computation due to their antidilutive effect. Accordingly, there is no effect on net income in the calculation of diluted EPS for the three and nine months ended September 30, 2004.

      The following table sets forth the components of the Company's comprehensive income:

                    Three      Three        Nine        Nine
                    Months     Months       Months      Months
                   9/30/04    9/30/03      9/30/04      9/30/03
		   _______   ________      _______      _______

Net Income (Loss)  ($16,463) $ 579,367  $ 1,024,661   $ 1,255,251
Increase (decrease)
  in unrealized
  gains on
  securities
  available for
  sale              560,368   (317,011)    (924,784)    (265,431)
                   _________   _________   _________    _________
Comprehensive
  Income           $543,905  $ 262,356   $   99,877    $  989,820

                   =========  =========   =========    ==========

NOTE 3 - REAL ESTATE INVESTMENTS

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

NOTE 4 - SECURITIES AVAILABLE FOR SALE AND DERIVATIVE INSTRUMENTS

During the nine months ended September 30, 2004, the Company sold or redeemed $2,766,733 in securities available for sale, recognizing a gain on sale of $822,581. The Company made additional purchases of $4,188,459 in securities available for sale.

During the three months ended September 30, 2004, the Company invested in futures contracts of ten-year treasury notes with a notional amount of $5,000,000 with the objective of reducing the exposure of the debt securities portfolio to market rate fluctuations. Changes in the market value of these derivatives have been recorded in gain on securities available for sale transactions, net with corresponding amounts recorded in other liabilities on the balance sheet. The fair value of the derivatives  at  September 30, 2004 was a liability  of  $16,797.
During the nine months ended September 30, 2004, the Company recorded a realized loss on settled futures contracts of $128,751, which is included in gain on securities available for sale transactions, net.

NOTE 5 - LOANS PAYABLE

On January 26, 2004, the Company repaid the notes payable to Two River Community Bank with an outstanding balance of $1,075,000 at December 31, 2003. The notes were repaid with proceeds from the Company's margin loan. On April 15, 2004, the Company closed on a $1,000,000 line of credit with Two River Community Bank secured by the Company's manufactured home loans. The interest rate is
5% for the first two years and changes to the five-year FHLB of NY Regular Fixed Rate plus 300bp for the remaining five years. The line of credit expires in 2011. The balance on the line of credit at September 30, 2004 was $1,000,000. The Company's margin loan had a balance of $6,670,402 at September 30, 2004.

NOTE 6 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

For  the  nine  months  ended September  30,  2004,  the  Company received  $2,491,862  from the Dividend  Reinvestment  and  Stock
Purchase   Plan  (DRIP).   There  were  431,783  shares   issued,
resulting in 3,513,246 shares outstanding.

On June 15, 2004, the Company paid a dividend of $0.25 per share to shareholders of record on May 17, 2004. Total dividends paid for the nine months ended September 30, 2004 were $820,106. Included in dividends paid for the nine month period is dividend reinvestments of

NOTE 6 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN CONT"D

$204,608, which required no cash transfers. On October 1, 2004, the Company declared a dividend of $.25 per share to be paid on December 15, 2004 to shareholders of record on November 15, 2004.

NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash  paid  for interest and taxes during the nine  months  ended
September 30, 2004 and 2003 was as follows:

                  	   2004        2003
                   	  ______      _______
        Interest   	$1,097,559   $598,117
        Taxes              125,189     44,027

During the nine months ended September 30, 2004 and 2003, the Company repossessed the collateral for loans receivable of $91,962 and $43,000 respectively, and placed it into inventory.

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

FASB   Interpretation  No.   46,   Consolidation   of    Variable
Interest Entities "FIN 46" was issued in January 2003 and was reissued as FASB Interpretation No. 46 (revised December 2003) (FIN 46R). For public entities, FIN 46 or FIN 46R is applicable to all special-purpose entities (SPEs) in which the entity holds a variable interest no later than the end of the first reporting period ending after December 15, 2003, and immediately to all entities created after January 31, 2003. The effective dates of FIN 46R vary depending on the type of reporting enterprise and the type of entity that the enterprise is involved with. FIN 46 and FIN 46R may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46 and FIN 46R provides guidance on the identification of entities controlled through means other than voting rights. FIN 46 and FIN 46R specifies how a business enterprise should evaluate its involvement in a variable interest entity to determine whether to consolidate that entity. A variable interest entity must be consolidated by its primary beneficiary if the entity does not effectively disperse risks among the parties involved. Conversely, effective dispersion of risks among the parties involved requires that a company that previously consolidated a special purpose entity, upon adoption of FIN 46 or FIN 46R, to deconsolidate such entity. Management believes that this interpretation will not have a material impact on the Company's consolidated financial statements

NOTE 9 - SUBSEQUENT EVENTS

During  October, 2004, the Company sold approximately  $1,500,000 of securities available for sale and recorded a net gain on securities available for sale of approximately $14,900.

On October 1, 2004, the Company declared a dividend of $.25 per share to be paid on December 15, 2004 to shareholders of record on November 15, 2004.

                  MONMOUTH CAPITAL CORPORATION
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto elsewhere herein and the Company's December 31, 2003 annual report on Form 10-K.

The Company operates as a hybrid-diversified REIT. Currently, the Company's primary business is the ownership of five industrial properties subject to medium term leases and investing in marketable securities. These securities include securities of other REITS and mortgage backed securities. The Company also has loans receivable and inventory related to the sales of manufactured homes. Prior to March 31, 2001, the Company was engaged in the manufactured home sales and finance business.

The Company's revenue primarily consists of rental and related income from the ownership of the industrial properties, interest and dividend income, and gain on sale of securities. Sales of manufactured homes relates to the sale of inventory which had been repossessed and resold. Rental and occupancy revenue increased $804,869 or 70% for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.
Gain on securities available for sale transactions, net was $ 677,033 for the nine months ended September 30, 2004. Net income for the three and nine months ended September 30, 2004 decreased $595,830 and $230,590, respectively, due mainly to reduced gains on sales of securities and the realized loss on futures contracts of $235,788 and $128,751 for the three and nine months ended September 30, 2004, respectively.

Although the Company currently owns five industrial properties, management would consider other types of real estate acquisitions. Management anticipates that the Company will acquire approximately $35,000,000 in properties during 2004 and 2005. The current acquisitions environment is competitive and management may not be able to locate suitable properties for acquisition.

The Company has financed acquisitions through capital raised through the Company's Dividend Reinvestment and Stock Purchase Plan, by obtaining mortgages, and from private placement offerings, including the Convertible Subordinated Debentures. If suitable acquisitions cannot be found during 2004, and 2005 the Company may invest additional capital raised in REIT securities or pay down outstanding debt. The Company invests in debt and equity securities of other REITs for liquidity and additional income. The Company from time to time may purchase these securities on margin when there is an adequate yield spread.

See PART I, Item 1- Business, of the Company's December 31, 2003 annual report on Form 10-K for a more complete discussion of the economic and industry-wide factors relevant to the Company, the Company's lines of business and principal products and services, and the opportunities, challenges and risks on which the Company is focused.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

At  September 30, 2004, the Company owned 5 industrial properties with  total  square footage of approximately 349,000 square  feet compared  to  4 industrial properties with approximately  289,000 square feet at September 30, 2003.

Rental and occupancy charges increased $263,459 or 59% for the three month ended September 30, 2004 as compared to the three months ended September 30, 2003 and increased $804,869 or 70% for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The increase is related to rent and occupancy charges of the Wheeling, Illinois property purchased in August 2003 and the Richmond, Virginia property purchased in July 2004.

Interest and dividend income increased $85,021 or 33% for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. The increase is due mainly to a higher average balance of securities for the three months ended September 30, 2004 (approximately $15,132,000) as compared to the three months ended September 30, 2003 (approximately $9,578,000). Interest and dividend income increased $112,183 or 13% for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The increase is due mainly to a higher average balance of securities for the nine months ended September 30, 2004 (approximately $15,254,000) as compared to the nine months ended September 30, 2003 (approximately $10,687,000).

Sales of manufactured homes and cost of sales of manufactured homes relate to the sale of repossessed homes which were financed by the Company prior to 2001 when the Company was in the manufactured home sales business.

Gain on sales of securities decreased $587,012 for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. Gain on sales of securities increased $9,522 for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The decrease in gains for the three months is due mainly to the loss recorded on settled futures contracts of $235,788. The increase in gains for nine months is due to increased gains on sales of securities for the nine months ended September 30, 2004 ($822,581) as compared with the nine months ended September 30, 2003 ($667,511), partially offset by the realized losses on futures contracts for the nine month ended September 30, 2004 of $128,751. During 2004, the Company began investing in futures contracts of ten-year treasury notes as a way to mitigate the impact of market rates on the Company's debt securities portfolio. As of
September 30, 2004, the Company had unrealized losses on open futures contracts of $16,797 which is also included in gain on sale of securities available for sale transactions, net.

Other  income  increased  $110,340 for  the  three  months  ended
September 30, 2004 as compared to the three months ended September 30, 2003. Other income increased $242,844 for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The increase relates to the proceeds received from the lawsuit against the former owner of the Carlsdadt, New Jersey property and the engineering firm used for due diligence. Professional fees increased for the three and nine months ended September 30, 2004 as compared to the three and nine months ended September 30, 2003 due mainly to increased legal fees related to this settlement.

Real estate taxes increased $75,321 for the three months ended September 30, 2004 as compared to the three months ended
September 30, 2003 and increased $84,188 for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The increase is due mainly to the Wheeling, Illinois property which was purchased in August 2003.

Salaries and benefits increased $44,665 or 144% for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. Salaries and benefits increased $71,579 or 55 % for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The increase is due to an increase in employees as well as salary increases. The Company has been expanding its operations.

Interest expense increased $207,647 or 95% for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. Interest expense increased $610,592 or 101% for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The increase in interest expense is due mainly to the interest on the 8% Debentures issued in October 2003 and the mortgage interest related to the property acquisition in Wheeling, Illinois in August 2003.

Depreciation expense increased $108,114 or 122% for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. Depreciation expense increased $356,709 or 166% for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The increase is due to the property acquisitions in Wheeling, Illinois in August 2003 and in Richmond, Virginia in July 2004.

MATERIAL CHANGES IN FINANCIAL CONDITION

The Company operates as a hybrid-diversified REIT and invests in real estate, mortgages, mortgage-backed securities and other REIT securities. The Company generated net cash provided by operating activities for the nine months ended September 30, 2004 of $1,114,493. In addition, the Company raised $2,491,862 from the issuance of shares of common stock through its Dividend Reinvestment and Stock Purchase Plan (DRIP) for the nine months ended September 30, 2004.

Real  estate  investments increased $3,614,327 from December  31,
2003 to September 30, 2004 mainly due to the purchase of the industrial building in Richmond, Virginia in July 2004 for $4,186,219, partially offset by depreciation expense of $571,892 for the nine months ended September 30, 2004. The Company financed this acquisition using its line of credit and its margin loan.

Securities available for sale increased $496,942 from December 31, 2003 to September 30, 2004. The increase was mainly to purchases of $4,188,459 partially offset by sales of $2,766,733. The Company purchases securities on margin from time to time when suitable property acquisitions are not available and if the Company can earn an adequate yield spread on the securities. However, if suitable real properties are identified by management, the Company may decrease its securities portfolio and invest in additional real property. The Company anticipates additional property acquisitions of approximately $35,000,000 in 2004 and 2005.

During the three months ended September 30, 2004, the Company invested in futures contracts of ten-year treasury notes with a notional amount of $5,000,000, with the objective of reducing the exposure of the debt securities portfolio to market rate fluctuations. Changes in the market value of these derivatives have been recorded in gain on securities available for sale, net with corresponding amounts recorded in other liabilities on the balance sheet. The fair value of the derivatives at September 30, 2004 was a liability of $16,797. During the nine months ended September 30, 2004, the Company recorded a realized loss on settled futures contracts of $128,751, which is included in gain on securities available for sale transactions, net.

In January 2004, the Company repaid the notes payable to Two River Community Bank with an outstanding balance of $1,075,000 at December 31, 2003. The notes were repaid with proceeds from the Company's margin loan. In April 2004, the Company closed on a $1,000,000 line of credit with Two River Community Bank secured by the Company's manufactured home loans. The interest rate is 5% for the first two years and changes to the FHLB of NY Regular Fixed Rate us 300bp for the remaining five years. The line of credit expires in 2011. As of September 30, 2004, the Company had a balance of $1,000,000 on the line of credit.

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

The  Company's FFO for the three and nine months ended  September
30, 2004 and 2003 is calculated as follows:

FUNDS FROM OPERATIONS (CONT"D)

                       Three Months           Nine Months
                   9/30/04    9/30/03      9/30/04    9/30/03
                   ________   ________    ________   ________

  Net Income
    (Loss)        ($16,463)   $579,367    $1,024,661   $1,255,251
    Depreciation
    Expense         196,582     88,468       571,892      215,183
                   ________   ________     _________   __________

  FFO              $180,119   $667,835    $1,596,553   $1,470,434
                   ========   ========     =========    =========


The following are the cash flows provided (used) by operating, investing and financing activities for the nine months ended
September 30, 2004 and 2003:

                       		   2004         2003
                   		___________  ___________


Operating Activities  	      $ 1,141,493    $   373,144
Investing Activities           (4,702,642)    (7,609,098)
Financing Activities            3,863,548      7,498,820


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

SAFE HARBOR STATEMENT (CONT"D)

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

The Company's President and Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company's internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                  MONMOUTH CAPITAL CORPORATION
                   PART II - OTHER INFORMATION
            FOR THE QUARTER ENDED SEPTEMBER 30, 2004

     Item 1 - Legal Proceedings - None

     Item 2 - Unregistered Sales of Equity Securities and use of Proceeds- None

     Item 3 - Defaults Upon Senior Securities - None

     Item 4 - Submission of Matters to  a  Vote  of  Security
              Holders

An Annual Meeting of stockholders of the Company was held
September 28, 2004 for the purpose of considering and voting upon the following matters:

  1. Approval of the election of each of the Directors Anna T.
     Chew, Neal Herstik, Eugene W. Landy, Michael P. Landy, Eugene D. Rothenberg, Robert G. Sampson and Stephen B. Wolgin to serve for a one-year term.
  2. Approval of the adoption of the Company's 2004 Stock Option
     Plan.
  3. Approval of the appointment of Cowan Gunteski & Co., P.A., Certified Public Accountants, as independent accountants for the Company for the year ending December 31, 2004.

The following table sets forth the results as to each matter voted upon:

Proposal                              For        Against   Abstain
________                              ___        _______   _______

No. 1 - Approval of Directors
Anna T. Chew                          2,976,161   14,956      -0-
Neal Herstik                          2,976,297   14,820      -0-
Eugene W. Landy                       2,976,273   14,844      -0-
Michael P. Landy                      2,976,473   14,644      -0-
Eugene D. Rothenberg                  2,975,497   15,620      -0-
Robert G. Sampson                     2,975,497   15,620      -0-
Stephen B. Wolgin                     2,976,497   14,620      -0-


No. 2 - Approval of 2004 Stock Option 1,575,344  101,360    9,779
        Plan

No. 3 - Approval of Cowan Gunteski &  2,971,247    1,105   18,765
        Co., P.A.

    Item 5 - Other Information -

             Form 8-K dated July 12, 2004, was filed to report that the Company issued a press release dated July 12, 2004 announcing a new property acquisition.

             Form 8-K dated July 12, 2004, was filed to report the purchase of an industrial building in Richmond, Virginia and to disclose the material factors of the acquisition.

             Form 8-K dated September 28, 2004 was filed to report the departure of Directors and the election of Directors.

    Item 6 - Exhibits

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


             MONMOUTH CAPITAL CORPORATION




Date: November 12, 2004    /s/ Eugene W. Landy
                           EUGENE W. LANDY
                           President and Chief Executive Officer



Date: November 12, 2004    /s/ Anna T. Chew
                           ANNA T. CHEW
                           Chief Financial Officer