Form 10-K
period 2004-12-31
MONMOUTH CAPITAL CORP
filed 2005-03-11
CIK 67618

*

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

[ X ]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (C) OF THE

SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

[    ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File Number 811-0185

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   X    No __

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).      Yes   __     No   X

The aggregate market value of voting stock held by non-affiliates of the Registrant was $17,327,956 (based on 2,892,814 shares of common stock at $5.99 per share, the closing price on June 30, 2004), presuming that directors and executive officers are affiliates.

The number of shares outstanding of issuer's common stock as of February 1, 2005 was 3,809,175 shares.

Documents Incorporated by Reference:  Exhibits incorporated by reference are listed in Part IV Item 15(a) (3).

TABLE OF CONTENTS

Item No.		Page No.
	Part I
1	Business	3
2	Properties	11
3	Legal Proceedings	12
4	Submission of Matters to a Vote of Security-Holders	12

	Part II
5	Market for Registrant’s Common Equity, Related Stockholder Matter and Issuer Purchase of Equity Securities	13
6	Selected Financial Data	15
7	Management Discussion and Analysis of Financial Condition and Results of Operation	17
7A	Quantitative and Qualitative Disclosures about Market Risk	26
8	Financial Statements and Supplementary Data	26
9	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	26
9A	Controls and Procedures	27
9B	Other Information	27

	Part III
10	Directors and Executive Officers of the Registrant	28
11	Executive Compensation	31
12	Security Ownership of Certain beneficial Owners and Management	34
13	Certain Relationships and Related Party Transactions	36
14	Principal Accounting Fees and Services	36

	Part IV
15	Exhibits, Financial Statement Schedules	37
	Signatures	66

PART I

ITEM 1.    BUSINESS

General Development of Business

In this 10-K, “we”, “us’, “our”, or “the Company”, refers to Monmouth Capital Corporation, together with its predecessors and subsidiaries, unless the context requires otherwise.

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

Prior to 1994 the Company operated as a small business investment company.  During 1994, the Company formed a wholly-owned subsidiary, The Mobile Home Store, Inc. (MHS), to finance and sell manufactured homes.  The sales operation was conducted at manufactured home communities owned by United Mobile Homes (United), a related REIT.   The Company also invested in real estate and securities.  In March 2001, the Company sold the existing inventory of manufactured homes to United at the Company’s carrying value and the Company exited the manufactured home sales business since it proved to be unprofitable.  MHS was merged into the Company on December 6, 2001.

On September 26, 2001, the Company adopted a change from a fiscal year end of March 31 to a calendar year end, effective for the short year ended December 31, 2001.  The Company elected to be taxed as a real estate investment trust for the transition period ended December 31, 2001.

The Company has made the following property acquisitions in the last four years:

Date of		Square	Property
Acquisition	Location	Feet	Type	Ownership	Tenant

7/20/2001	Carlstadt, NJ	59,400	warehouse	51%	Macy’s
12/20/2001	White Bear Lake, MN	59,425	warehouse	100%	Federal Express
9/18/2002	Cheektowaga, NY	62,986	warehouse	100%	Federal Express
8/14/2003	Wheeling, IL	107,160	warehouse	63%	Federal Express Ground
7/9/2004	Richmond, VA	60,000	warehouse	100%	Carrier Sales & Dist
12/2/2004	Quakertown, PA	37,660	warehouse	100%	MagiKitch’n
12/27/2004	Montgomery, Il	171,200	warehouse	100%	Home Depot

The Company is currently operating as a diversified REIT investing in real estate equities, mortgages, mortgage-backed securities, and other REIT securities.  The Company’s capital is limited and there is no assurance the Company can or will continue to operate as a diversified REIT.  The Company will consider alternative plans or proposals.

Narrative Description of the Business

Currently the Company derives its income primarily through real estate rental operations and from dividend and interest income.  The Company also derives some revenues from the sales of manufactured homes which the Company has repossessed and returned to inventory.  These manufactured homes were originally sold prior to March 30, 2001, when the Company was in the manufactured home sales business.  Rental income and reimbursements were $2,835,614, $1,734,583, and $1,016,513 for the years ended December 31, 2004, 2003 and 2002, respectively.  Interest and dividend income were $1,247,988, $1,091,924 and $1,247,379, for the years ended December 31, 2004, 2003 and 2002 respectively.  Sales of manufactured homes were $165,324, $269,690, $394,500, for the years ended December 31, 2004, 2003 and 2002 respectively.   Total assets were $54,149,086, $41,569,008 and $27,101,532, at December 31, 2004, 2003, and 2002, respectively.

The Company has approximately 558,000 square feet of property, of which approximately 230,000 square feet, or 41% is leased to Federal Express Corporation and subsidiaries.  During 2004, 2003 and 2002, rental income and reimbursements from properties leased to Federal Express Corporation and subsidiaries approximated 77%, 75% and 58%, respectively of total rental and reimbursement income.

At December 31, 2004, the Company had investments in seven industrial warehouse properties (see item 2 for detailed description of properties).  The Company seeks to invest in additional properties and anticipates acquisitions of approximately $24,000,000 in 2005.   The funds for these acquisitions may come from the Company’s bank borrowings, the Dividend Reinvestment and Stock Purchase Plan (the DRIP), the Convertible Subordinated Debentures (the Debentures), and other private placements.  To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.  Because of the contingent nature of contracts to purchase real property, the Company announces acquisitions only on closing.

The Company raises capital through the DRIP in which participants purchase stock from the Company at a discount of approximately 5% of market price.  During 2004, a total of $4,168,273 additional capital was raised.  It is anticipated, although no assurances can be given, that a comparable level of participation will continue in the DRIP in 2005.  In addition, on October 23, 2003, the Company completed a private placement offering of $5,370,000 of 8% the Debentures, due 2013.

The Company competes with other investors in real estate for attractive investment opportunities.  These investors include other “equity” real estate investment trusts, limited partnerships, syndications and private investors, among others.  Competition in the market areas in which the Company operates is significant and affects acquisitions and/or development of properties, occupancy levels, rental rates and operating expenses of certain properties.

Management has built relationships with merchant builders which provide the Company with investment opportunities which fit the Company’s investment policy.

The Company operates as part of a group of three public companies (all REITs) which includes United Mobile Homes, Inc. (United) and Monmouth Real Estate Investment Corporation (MREIC).  United specializes in investments in manufactured home communities and MREIC specializes in net-leased industrial properties to investment grade tenants on long term leases.  It is intended that the Company will invest in real estate ventures that do not qualify under the investment objectives of United and MREIC.  To the extent there may be conflicts of interest as to prospective investments, the Company may be deprived of investment opportunities.

The Company has five full-time employees who also provide services to MREIC.   Additional salaries are allocated as professional fees from United based on the time employees devote to the Company.  Some general and administrative expenses are allocated to the Company from MREIC and United based on use or services provided.   A Board of Directors consisting of seven members is responsible for the general policies of the Company.

The Company does not have an advisory contract; however, all of the properties are managed by various management companies.  Management fees were $21,341, $15,397 and $12,000 for 2004, 2003 and 2002, respectively.

The Company is subject to various environmental and regulatory requirements related to the ownership of real estate.  Investments in real property and have the potential for environmental liability on the part of the owner of such property.  The Company is not aware of any environmental liabilities to the Company relating to the Company’s investment properties which would have a material adverse effect on the Company’s business, assets or results of operations.

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

Additional information about the Company can be found on the Company’s website which is located at www.monmouthcapital.com.  The Company’s filings with the Securities and Exchange Commission are made available through a link on the Company’s website or by calling Investor Relations at 732-577-9993.

Risk Factors

Real Estate Industry Risks

The Company faces risks associated with local real estate conditions in areas where the Company owns properties. The Company may be affected adversely by general economic conditions and local real estate conditions. For example, an oversupply of industrial properties in a local area or a decline in the attractiveness of our properties to tenants would have a negative effect on the Company.

Other factors that may affect general economic conditions or local real estate conditions include:

•

population and demographic trends;

•

zoning, use and other regulatory restrictions;

•

income tax laws;

•

changes in interest rates and availability and costs of financing;

•

competition from other available real estate;

•

our ability to provide adequate maintenance and insurance; and

•

increased operating costs, including insurance premiums and real estate taxes.

The Company may be unable to compete with its larger competitors and other alternatives available to tenants or potential tenants of our properties. The real estate business is highly competitive. The Company competes for properties with other real estate investors, including other real estate investment trusts, limited partnerships, syndications and private investors, many of whom have greater financial resources, revenues, and geographical diversity than the Company has. Furthermore, the Company competes for tenants with other property owners. All of the Company’s industrial properties are subject to significant local competition. The Company also competes with a wide variety of institutions and other investors for capital funds necessary to support our investment activities and asset growth.

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

Risks Associated with Our Properties

The Company may be unable to renew leases or relet space as leases expire. While management seeks to invest in well-located, modern buildings leased to credit-worthy tenants on long term leases, a number of the Company’s properties are subject to short-term leases. When a lease expires, a tenant may elect not to renew it. Management may not be able to relet the property on similar terms, if we are able to relet the property at all. Management has established an annual budget for renovation and reletting expenses that management believes is reasonable in light of each property's operating history and local market characteristics. This budget, however, may not be sufficient to cover these expenses.

The Company has been and may continue to be affected negatively by tenant financial difficulties and leasing delays. A general decline in the economy may result in a decline in the demand for industrial space. As a result, the Company’s tenants may delay lease commencement, fail to make rental payments when due, or declare bankruptcy. Any such event could result in the termination of that tenant's lease and losses to the Company. The Company receives a substantial portion of our income as rents under long-term leases. If tenants are unable to comply with the terms of their leases because of rising costs or falling sales, management, in our sole discretion, may deem it advisable to modify lease terms to allow tenants to pay a lower rental or a smaller share of operating costs, taxes and insurance.

The Company may be unable to sell properties when appropriate because real estate investments are illiquid. Real estate investments generally cannot be sold quickly and, therefore, will tend to limit management’s ability to vary our property portfolio promptly in response to changes in economic or other conditions. The inability to respond promptly to changes in the performance of the Company’s property portfolio could adversely affect the Company’s financial condition and ability to service debt and make distributions to our stockholders.

Environmental liabilities could affect the Company’s profitability. The Company faces possible environmental liabilities. Current and former real estate owners and operators may be required by law to investigate and clean up hazardous substances released at the properties they own or operate. They may also be liable to the government or to third parties for property damage, investigation costs and cleanup costs. Contamination may adversely affect the owner's ability to sell or lease real estate or to borrow using the real estate as collateral.

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

If our insurance coverage is inadequate or management cannot obtain acceptable insurance coverage, the Company operations could be materially adversely affected. Management generally maintains insurance policies related to the Company’s business, including casualty, general liability and other policies covering business operations, employees and assets. The Company may be required to bear all losses that are not adequately covered by insurance. Although management believes that our insurance programs are adequate, no assurance can be given that we will not incur losses in excess of the Company’s insurance coverage, or that the Company will be able to obtain insurance in the future at acceptable levels and reasonable cost.

Financing Risks

The Company faces risks generally associated with our debt. The Company finances a portion of our investments in properties and marketable securities through debt. This debt creates risks, including:

•

rising interest rates on our floating rate debt;

•

failure to repay or refinance existing debt as it matures, which may result in the forced  disposition of assets on disadvantageous terms;

•

refinancing terms less favorable than the terms of existing debt; and

•

failure to meet required payments of principal and/or interest.

The Company faces risks associated with the use of debt to fund acquisitions, including refinancing risk. The Company is subject to the risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest. Management anticipates that a portion of the principal of our debt will not be repaid prior to maturity. Therefore, the Company will likely need to refinance at least a portion of our outstanding debt as it matures. There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of the existing debt. If principal payments due at maturity cannot be refinanced, extended or repaid with proceeds from other sources, such as new equity capital or sales of properties, the Company’s cash flow will not be sufficient to repay all maturing debt in years when significant "balloon" payments come due. As a result, we may be forced to dispose of properties on disadvantageous terms.

Management may amend our business policies without the stockholders’ approval. Our board of directors determines our growth, investment, financing, capitalization, borrowing, REIT status, operations and distributions policies. Although the board of directors has no present intention to amend or reverse any of these policies, they may be amended or revised without notice to stockholders. Accordingly, stockholders may not have control over changes in our policies. Management cannot assure you that changes in our policies will serve fully the interests of all stockholders.

Other Risks

The market value of our Common Stock could decrease based on the Company’s performance and market perception and conditions. The market value of the Company’s Common Stock may be based primarily upon the market's perception of the Company’s growth potential and current and future cash dividends, and may be secondarily based upon the real estate market value of the Company’s underlying assets. The market price of the Company’s

Common Stock is influenced by the dividend on the Company’s Common Stock relative to market interest rates. Rising interest rates may lead potential buyers of the Company’s Common Stock to expect a higher dividend rate, which would adversely affect the market price of our Common Stock. In addition, rising interest rates would result in increased expense, thereby adversely affecting cash flow and the Company’s ability to service our indebtedness and pay dividends.

There are restrictions on the transfer of the Company’s Common Stock. To maintain the Company’s qualification as a REIT under the Internal Revenue Code of 1986 (the Code), no more than 50% in value of the Company’s outstanding capital stock may be owned, actually or by attribution, by five or fewer individuals, as defined in the Code to also include certain entities, during the last half of a taxable year.

The Company’s earnings are dependent, in part, upon the performance of our investment portfolio. As permitted by the Code, management invests in and owns securities of other real estate investment trusts. To the extent that the value of those investments declines or those investments do not provide a return, the Company’s earnings could be adversely affected.

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

Furthermore, the Company would no longer be required to make any distributions to the Company’s stockholders as a condition to REIT qualification. Any distributions to stockholders that otherwise would have been subject to tax as capital gain dividends would be taxable as ordinary income to the extent of the Company’s current and accumulated earnings and profits. Corporate distributees, however, may be eligible for the dividends received deduction on the distributions, subject to limitations under the Code.

To qualify as a REIT, and to continue to qualify as a REIT, the Company must comply with certain highly technical and complex requirements. The Company cannot be certain it has complied, and will always be able to comply, with these requirements. In addition, facts and circumstances that may be beyond the Company’s control may affect the Company’s ability to continue to qualify as a REIT. The Company cannot assure you that new legislation, regulations, administrative interpretations or court decisions will not change the tax laws significantly with respect to the Company’s qualification as a REIT or with respect to the Federal income tax consequences of qualification. The Company believes that it has qualified as a REIT since its inception and intends to continue to qualify as a REIT. However, the Company cannot assure you that the Company is qualified or will remain qualified.

The Company may be unable to comply with the strict income distribution requirements applicable to REITs. To obtain the favorable tax treatment associated with qualifying as a REIT, among other requirements, the Company is required each year to distribute to its stockholders at least 90% of its REIT taxable income. The Company will be subject to corporate income tax on any undistributed REIT taxable income. In addition, we will incur a 4% nondeductible excise tax on the amount by which our distributions in any calendar year are less than the sum of (i) 85% of our ordinary income for the year, (ii) 95% of our capital gain net income for the year, and (iii) any undistributed taxable income from prior years. The Company could be required to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT (and to avoid corporate income tax and the 4% excise tax), even if conditions were not favorable for borrowing.

Notwithstanding the Company’s status as a REIT, the Company is subject to various Federal, state and local taxes on our income and property. For example, the Company will be taxed at regular corporate rates on any undistributed taxable income, including undistributed net capital gains, provided, however, that properly designated undistributed capital gains will effectively avoid taxation at the stockholder level. The Company may also have to pay some state income or franchise taxes because not all states treat REITs in the same manner as they are treated for Federal income tax purposes.

ITEM 2.    DETAILED DESCRIPTION OF PROPERTIES

   On July 20, 2001, Palmer Terrace Realty Associates, LLC (Palmer Terrace), a 51% owned subsidiary of the Company, purchased a 59,400 square foot warehouse facility in Carlstadt, New Jersey from WXIII/MWL Real Estate Limited Partnership, an unrelated entity.  This warehouse facility is 100% net leased to Macy’s East, Inc., an Ohio corporation.  The purchase price was approximately $3,100,000.  The average monthly rental over the term of the lease is $29,082.  This lease expires on April 5, 2009.  The mortgage balance was $2,150,177 at December 31, 2004, at an interest rate of 7.75%.  The mortgage matures August 15, 2021.

 On December 20, 2001, the Company purchased a 59,425 square foot warehouse facility in White Bear Lake, Minnesota from Jones Development Company, LLC, an unrelated entity.  This warehouse facility is 100% net leased to Federal Express Corporation.  The purchase price was approximately $4,800,000.  The monthly rental over the term of the lease is $36,100.  This lease expires on April 1, 2011.  The mortgage balance was $2,986,089 at December 31, 2004, at an interest rate of 7.04%.  The mortgage matures January 1, 2012.

On September 18, 2002, the Company purchased a leasehold interest in a 62,986 square foot warehouse facility in Cheektowaga, New York from FedJones Cheektowaga, LLC (FedJones), an unrelated entity.  This lease was between FedJones and the Erie County Industrial Development Agency (ECIDA).  This warehouse facility is 100% subleased to FedEx Ground Package System, Inc. under a net lease.  The purchase price was approximately $4,200,000.  The monthly rental over the term of the lease is $33,800.  The lease expires July 31, 2011. The mortgage balance was $2,809,872 at December 31, 2004, at an interest rate of 6.78%.  The mortgage matures October 1, 2017.

On August 14, 2003, Wheeling Partners, LLC, a 63% owned subsidiary of the Company,  purchased a 107,160 square foot industrial building in Wheeling, Illinois, from Jones Elgin I, LLC, an Illinois limited liability company (Jones Elgin). This warehouse facility is 100% subleased to FedEx Ground Package System, Inc. under a net lease for 12 years.  The purchase price, including closing costs, was approximately $11,985,000.  The average monthly rental over the term of the lease is $84,900.   The lease expires June 30, 2015.  The mortgage payable balance was $7,352,494 at December 31, 2004, at an interest rate of 5.68%.  The mortgage matures March 1, 2021.

On July 9, 2004, the Company purchased a 60,000 square foot industrial building in Richmond, Virginia.  This warehouse facility is 100% net leased to Carrier Sales and Distribution, LLC for 7 years.  The lease expires May 31, 2011.  The purchase price, including closing costs, was approximately $4,100,000.  The average monthly rental over the term of the lease is $31,700.  The Company borrowed approximately $3,100,000 against its securities portfolio and drew down $1,000,000 on its line of credit.  In December 2004, the Company pledged this property as collateral for the $2,500,000 short-term loan with Two River Community Bank (Two River).

On December 2, 2004, the Company purchased a 37,660 square foot industrial building in Quakertown, Pennsylvania.  This warehouse facility is 100% net leased to MagiKitchn’ for 11 years.  The lease expires March 31, 2015.  The average monthly rental over the term of the lease is $20,500.  MagiKitchin subleased the space to Rotoflex Technology, Inc.  The purchase price, including closing costs, was approximately $2,400,000.  There is no mortgage on this property.

On December 29, 2004, the Company purchased a 171,200 square foot industrial building in Montgomery, Illinois.  This warehouse facility is 100% net leased to Home Deport USA, Inc. for 10 years.  The lease expires June 30, 2010.  The average monthly rental over the term of the lease is $71,600.  The purchase price, including closing costs, was approximately $10,000,000.  The Company assumed the existing mortgage with a balance of $6,364,723 at a rate of 6.5%.  The mortgage matures November 1, 2012.  In addition, the Company obtained a short-term loan from Two River for $2,500,000 at a rate of 6.00%. The short-term loan matures on September 16, 2005.

ITEM 3.    LEGAL PROCEEDINGS

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 2004.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

The Company's shares were traded on the National Association of Securities Dealers Automatic Quotations (NASDAQ) Small Capitalization market under the symbol "MONM" through February 8, 2005.  As of February 9, 2005, the Company’s shares were transferred to the NASDAQ National Market.  The per share range of high and low market during each quarter of the last three fiscal years were as follows:

	Year Ended		Year Ended		Year Ended
	December 31, 2004		December 31, 2003		December 31, 2002
	Market Price		Market Price		Market Price
	Low High		Low High		Low High

Quarter 1	6.27	8.75	3.35	4.44	2.77	3.30
Quarter 2	5.80	7.62	3.89	5.10	3.29	3.92
Quarter 3	5.75	7.10	4.41	5.35	3.25	4.00
Quarter 4	6.14	6.90	5.00	7.93	3.19	3.95

The over-the-counter market quotations reflect the inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

As of December 31, 2004, there were approximately 417 holders of the Company's common stock based on the number of record owners.

The Company has paid dividends as follows:

			Long-term
	Dividends	Per	Capital	Ordinary
Period	Paid	Share	Gain	Income
2004	$1,734,172	$.50	$.2230	$.2770
2003	1,178,504.40		.0635	.3365
2002	748,497.35		.2309	.1191

On January 13, 2005, the Company declared a dividend of $ .25 per share to be paid on June 15, 2005 to shareholders of record May 16, 2005.

Future dividend policy will depend on the Company's earnings, capital requirements, financial condition, availability and cost of bank financing and other factors considered relevant by the Board of Directors.

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2004, relating to equity compensation plans of the Company (including individual compensation arrangements) pursuant to which equity securities of the Company are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities reflected in column (a) (c)
Equity Compensation Plans Approved by Security Holders	80,000	$3.08	750,000
Equity Compensation Plans not Approved by Security Holders	N/A	N/A	N/A

Total	80,000	$3.08	750,000

ITEM 6.      SELECTED FINANCIAL DATA

					Short
	Year Ended		Year Ended	Year Ended	Year Ended	Year Ended
	December 31,		December 31,	December 31,	December 31,	March 31,
	2004		2003	2002	2001	2001
OPERATING DATA:
Rental Income and Reimbursements	$2,835,614		$ 1,734,583	$ 1,016,513	$ 206,170	$ 10,610
Interest and Dividend Income	1,247,988		1,091,924	1,247,379	947,491	875,778
Sales of Manufactured Homes	165,324		269,690	394,500	35,500	4,790,693
Gain on Securities Transactions, Net	815,844		710,491	181,002	255,002	154,239
Total Expenses	3,936,849		2,425,468	2,239,932	1,026,565	5,906,020
Minority Interest	134,730		98,829	45,507	19,393	- 0-
Net Income (Loss)	1,237,361		1,283,432	554,638	398,205	(74,700)
Average Number of Shares Outstanding
Basic	3,362,018		2,824,809	1,924,860	1,597,213	1,534,759
Diluted	3,404,950		3,747,584	1,941,477	1,602,787	1,534,759
Net Income (Loss) per Share	$0.37		$0.45	$0.29	$0.25	$(0.05)

. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

	CASH FLOW DATA:
	Net Cash Provided by
	Operating Activities	$1,433,289	$ 898,188	$ 1,401,577	$ 287,493	$ 178,452
	Net Cash Used by
	Investing Activities	(13,090,198)	(13,190,104)	(5,018,312)	(6,222,715)	(5,968,544)
	Net Cash Provided by
	Financing Activities	11,876,504	12,431,908	3,183,391	6,450,215	5,674,599

. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

	OTHER DATA:
	Funds from Operations *	$2,023,426	$1,611,330	$763,159	$478,205	$(24,181)
	Cash Dividends per Share	0.50	0.40	0.35	0.25	0.05

. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

	BALANCE SHEET DATA:
	Total Assets	$54,149,086	$41,569,008	$27,101,532	$23,037,800	$15,494,536
	Real Estate Investments, Net	39,054,571	23,088,247	11,849,213	7,815,036	11,065
	Securities Available for Sale	12,130,692	15,443,909	12,844,937	11,656,770	12,277,298
	Loans Receivable, net	1,145,922	1,515,625	1,888,094	2,397,698	2,904,494
	Mortgages Payable	21,663,355	15,889,239	8,616,405	5,719,724	- 0-
	Shareholders' Equity	15,446,093	12,371,005	9,110,010	7,325,722	6,463,842

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

The Company’s FFO is calculated as follows:

				Short
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	March 31,
	2004	2003	2002	2001	2001

Net Income (Loss)	$1,237,361	$1,283,432	$ 554,638	$ 398,205	$ (74,700)
Depreciation Expense	786,065	327,898	208,521	80,000	50,519
FFO	$2,023,426	$1,611,330	$ 763,159	$ 478,205	$ (24,181)

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

      CONDITION AND RESULTS OF OPERATION

Overview

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto elsewhere herein.

The Company is a diversified REIT.  Currently, the Company’s primary business is the ownership of seven industrial properties subject to medium term leases and investing in marketable securities. These securities include securities of other REITS and mortgage backed securities. The Company also has loans receivable and inventory related to the sales of manufactured homes.  Prior to March 31, 2001, the Company was engaged in the manufactured home sales and finance business.

The Company’s revenue primarily consists of rental and related income from the ownership of the industrial properties, interest and dividend income, and gains on sale of securities.   Sales of manufactured homes relates to the sale of inventory which had been repossessed and resold.

Although the Company currently owns seven industrial properties, management would consider other types of real estate acquisitions. Management anticipates that the Company will acquire approximately $24,000,000 in properties during 2005.  The current acquisitions environment is competitive and management may not be able to locate suitable properties for acquisition.   Rental income and reimbursements increased $1,101,031 or 63% for the year ended December 31, 2004 as compared to the year ended December 31, 2003.   This increase is due mainly to the rent and reimbursements related to the three new property acquisitions.  Net income decreased $46,071 or 4% for the year ended December 31, 2004 as compared to the year ended December 31, 2003.  This decrease is mainly due to increases in real estate taxes, interest and depreciation, partially offset by increases in rental income and reimbursements, interest and dividend income, gains on securities transactions and other income.

The Company has financed acquisitions through capital raised through the Company’s Dividend Reinvestment and Stock Purchase Plan, by obtaining mortgages, and from private placement offerings, including the Convertible Subordinated Debentures.   If suitable acquisitions cannot be found during 2005, the Company will invest additional capital raised in REIT securities or pay down outstanding debt.  The Company also invests in debt and equity securities of other REITs for liquidity and additional income.  The Company from time to time may purchase these securities on margin when there is an adequate yield spread.

See PART I, Item 1. Business for a more complete discussion of the economic and industry-wide factors relevant to the Company, the Company's lines of business and principal products and services, and the opportunities, challenges and risks on which the Company is focused.

Significant Accounting Policies & Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared   in   accordance   with   accounting principles generally accepted in the United States of America.

The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company’s financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Significant accounting policies are defined as those that involve significant judgment and potentially could result in materially different results under different assumptions and conditions. Management believes the following significant accounting policies are affected by our more significant judgments and estimates used in the preparation of the Company’s financial statements. For a detailed description of these and other accounting policies, see Note 1 in the notes to the Company’s financial statements included in this Form 10-K.  Management has discussed each of these significant accounting policies with the audit committee of the Board of Directors.

     Real Estate Investments

The Company applies Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to measure impairment in real estate investments. Rental properties are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis without interest) from a rental property is less than its historical net cost basis. These expected future cash flows consider factors such as future operating income, trends and prospects as well as the effects of leasing demand, competition and other factors. Upon determination that a permanent impairment has occurred, rental properties are reduced to their fair value. For properties to be disposed of, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property measured at the time there is a commitment to sell the property and/or it is actively being marketed for sale. A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Subsequent to the date that a property is held for disposition, depreciation expense is not recorded.

     Securities Available for Sale

Investments in liquid real estate assets consist primarily of marketable equity REIT securities.  Management reviews our marketable securities for impairment on an annual basis, or when events or circumstances occur. If a decline in fair value is determined to be other than temporary, an impairment charge is recognized in earnings and the cost basis of the individual security shall be written down to fair value as the  new cost basis.  Management’s evaluation includes consideration of events that may be attributable to the unrealized loss, including among other things, the credit-worthiness of the issuer, length of time that a security had a continuous unrealized loss, and the financial position of the issuing company.

 Estimates and Revenue Recognition

Estimates are used to establish amounts receivable from tenants for such things as annualized rents, real estate taxes and other cost recoveries. In addition, an estimate is made with respect to whether a provision for allowance for doubtful accounts receivable and loans receivable is necessary. The allowance for doubtful accounts reflects management’s estimate of the amounts of the recorded accounts receivable and loans receivable at the balance sheet date that will not be realized from cash receipts in subsequent periods. If cash receipts in subsequent periods vary from our estimates, or if the Company’s tenants’ financial condition deteriorates as a result of operating difficulties, additional changes to the allowance may be required.

Year Ended December 31, 2004 vs. Year Ended December 31, 2003

Income is comprised primarily of rental income and reimbursements, interest and dividend income and gain on securities transactions.  On March 30, 2001, the Company exited the manufactured home sales business since it proved to be unprofitable.  During 2004 and 2003, sales of manufactured homes, cost of sales of manufactured homes, and selling expense are directly attributable to the sale of repossessed manufactured homes.

Rental income and reimbursements increased $1,101,031 or 63% for the year ended December 31, 2004 as compared to the year ended December 31, 2003.  The increase is due to the additional rent and reimbursement income related to the property acquisitions made in 2004 in Richmond, Virginia, Quakertown, Pennsylvania, and Montgomery, Illinois and also a full year of rent and reimbursement income from the Wheeling, Illinois property purchased in August 2003.

Interest and dividend income increased $156,064 or 14% for the year ended December 31, 2004 as compared to the year ended December 31, 2003.  The increase was due mainly to a higher average balance of securities available for sale held during 2004 as compared to 2003 partially offset by a decrease in the weighted average yield of the securities portfolio in 2004 as compared to 2003.  The average balance of securities was approximately $14,831,273 and $11,035,892 for the years ended December 31, 2004 and 2003, respectively.  Weighted average yield of the securities portfolio was 7.25% and 8.38% for the years ended December 31, 2004 and 2003, respectively.  The balance of securities available for sale at December 31, 2004 and 2003 was $12,130,692 and $15,443,909, respectively.

Gain on securities transactions, net increased $105,353 or 15% for the year ended December 31, 2004 as compared to the year ended December 31, 2003. The increase in gain on sale is due to the Company taking advantage of the unrealized gains experienced in the portfolio during 2004.  The Company invests in securities as proxy for real property until suitable acquisitions are available and for additional income. The Company does not expect that it would be recording the same level of gain on sale of securities available for sale in future years that it recorded in 2004 due to the reduction in the securities portfolio occurring in 2004.

The net gain on sale of securities of $958,743 was partially offset by the realized losses on futures contracts for the year ended December 31, 2004 of $147,586.  During 2004, the Company began investing in futures contracts of ten-year treasury notes as a way to mitigate the impact of rising interest rates on the Company’s preferred equity and debt securities portfolios. At December 31, 2004, the Company had unrealized gains on open futures contracts of $4,687 which is also included in gain on securities transactions, net.

Other income increased $243,129 for the year ended December 31, 2004 as compared to the year ended December 31, 2003.  The increase relates to the proceeds received from the lawsuit against the former owner of the Carlstadt, New Jersey property and the engineering firm used for due diligence.  Professional fees increased for the year ended three December 31, 2004 as compared to the year ended December 31, 2003 due mainly to increased legal fees related to this settlement.

Real estate taxes increased $265,202 for the year ended December 31, 2004 as compared to the year ended December 31, 2003.  The increase relates to the real estate taxes related to the acquisitions, mainly the Wheeling, Illinois property.  Since the properties are subject to net leases, real estate taxes are reimbursed by the tenants.

Salaries and benefits increased $62,053 or 35% for the year ended December 31, 2004 as compared to the year ended December 31, 2003.   The increase is due mainly to salary increases, salaries related to employees who were hired during 2003, and minor changes in allocations of employee related costs from the related company MREIC.

Professional fees increased $91,543 or 127% for the year ended December 31, 2004 as compared to the year ended December 31, 2003.  The increase is due mainly to legal fees related to the lawsuit against the former owner of the Carlstadt, New Jersey property and the engineering firm used for due diligence  and from potential acquisitions which were abandoned.

Interest expense increased $658,480 or 67% for the year ended December 31, 2004 as compared to the year ended December 31, 2003.  The increase is due mainly to the interest related to the Debentures issued in October 2003 and mortgages related to the new acquisitions in 2003 and 2004.

Depreciation expense increased $458,167 or 140% for the year ended December 31, 2004 as compared to the year ended December 31, 2003 and other expenses increased $78,818 or 16% for the year ended December 31, 2004 as compared to the year ended December 31, 2003.  The increases are due mainly to the new acquisitions in 2003 and 2004.

Year Ended December 31, 2003 vs. Year Ended December 31, 2002

Income is comprised primarily of interest and dividend income and rental income.  On March 30, 2001, the Company exited the manufactured home sales business since it proved to be unprofitable.  During 2003 and 2002, sales of manufactured homes, cost of sales of manufactured homes, and selling expenses are directly attributable to the sale of repossessed manufactured homes.

Rental income and reimbursements increased $718,070 or 71% for the year ended December 31, 2003 as compared to the year ended December 31, 2002.  This increase is due primarily to the addition of the rental and reimbursement revenue from the Wheeling, Illinois acquisition made in August 2003.  Annual rent for this new property is $642,003.   In addition, rental income includes a full year of rental and reimbursement revenue from the Cheektowaga, New York property, which was purchased in September 2002.

Interest and dividend income decreased $155,455 or 12% for the year ended December 31, 2003 as compared to the year ended December 31, 2002.  The decrease is due to increased redemptions in 2003 of higher yielding preferred stocks held during 2002 and lower average balance of securities during 2003 as compared to 2002.    The average balance of securities available for sale was $11,128,557 and $12,614,666 for the years ended December 31, 2003 and 2002, respectively.  Weighted average yield of the securities portfolio was 8.38% and 9.88% for the years ended December 31, 2003 and 2002, respectively.  The balance of securities available for sale at December 31, 2003 and 2002 was $15,443,909 and $12,844,937, respectively.

Gain on sale of securities available for sale increased $529,489 for the year ended December 31, 2003 as compared to the year ended December 31, 2002.  The increase in gain on sale is due to the Company taking advantage of the unrealized gains experienced in the portfolio during 2003 and the increased redemptions of the preferred stock holdings by the issuers.  The Company invests in securities as proxy for real property until suitable acquisitions are available and for additional income. If the market value of REIT stocks begins to decline, the Company does not expect that it would be recording the same level of gain on sale of securities available for sale in future years that it recorded in 2003.

Real estate taxes increased $11,484 or 11% for the year ended December 31, 2003 as compared to the year ended December 31, 2002.  Depreciation expense increased $119,377 or 57% for the year ended December 31, 2003 as compared to the year ended December 31, 2002.  The increase in these expenses is due primarily to the purchase of the Wheeling, Illinois property during 2003.

Interest expense increased $184,537 or 23% for the year ended December 31, 2003 as compared to the year ended December 31, 2002.   The increase is due primarily to the interest related to the mortgage for the purchase of the Wheeling, Illinois property during 2003 and interest related to the Debentures which were issued in October 2003.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company has not executed any off-balance sheet arrangements.

The following is a summary of the Company’s contractual obligations as of December 31, 2004:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Mortgages Payable	$21,663,355	$768,827	$1,695,241	$1,929,698	$17,269,589
8% Convertible Subordinated Debentures (1)	5,370,000	-0-	-0-	-0-	5,370,000
Notes Payable (2)	3,500,000	2,500,000	-0-	-0-	1,000,000
Retirement Benefits	25,000	5,000	10,000	10,000	-0-
Total (3)	$30,558,355	$3,273,827	$1,705,241	$1,939,698	$23,639,589

(1)

The Convertible Subordinated Debentures are due 2013, however, the principal amount is convertible at any time by the holder prior to redemption or maturity to common stock of the Company.  See Note 5 in the Consolidated Financial Statements for additional disclosure.

(2)

The Company has a $1,000,000 line of credit expiring in 2011 and a $2,500,000 loan due September 16, 2005.

(3)

The above table does not include the Company’s margin loan which is due on demand as described in Note 6 to The Consolidated Financial Statements.

Liquidity and Capital Resources and Changes in Financial Condition

The Company’s ability to generate cash adequate to meet its needs is dependent primarily on income from its real estate investments and its securities portfolio, the sale of real estate investments and securities, refinancing of mortgage debt, leveraging of real estate investments, availability of bank borrowings, proceeds from the Dividend Reinvestment and Stock Purchase Plan, proceeds from the Subordinated Convertible Debenture, and access to the capital markets.  Purchases of new properties, purchases of securities, payments of expenses related to real estate operations, capital improvements programs, debt service, management and professional fees, and dividend requirements place demands on the Company’s liquidity.

The Company intends to operate its existing properties from the cash flows generated by the properties.  However, the Company’s expenses are affected by various factors, including inflation.  Increases in operating expenses raise the breakeven point for a property and, to the extent that they cannot be passed on through higher rents, reduce the amount of available cash flow which can adversely affect the market value of the property.

Net cash provided by operating activities for the year ended December 31, 2004, 2003, and 2002 was $1,433,289, $898,188 and $1,401,577, respectively.  The increase is due primarily to profitable and expanded operations.

Cash flows used in investing activities were $13,090,198, $13,190,104, and $5,018,312 for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company intends to grow its real estate investment portfolio.   During the past four years, the Company purchased seven warehouse facilities at an aggregate cost of approximately $40,585,000.  The Company financed these purchases primarily through mortgages on its acquisitions and short term bank loans.  The Company expects to make additional real estate acquisitions from time to time.   During 2005 the Company plans to acquire approximately $24,000,000 in properties.  The funds for these acquisitions may come from mortgages secured for the acquisitions, other bank borrowings, proceeds from the Dividend Reinvestment and Stock Purchase Plan, proceeds from private placements, or proceeds from sales of the Company’s investment securities.  To the extend funds or appropriate properties are not available, fewer acquisitions will be made.  Funds generated are expected to be sufficient to meet debt service requirements and capital expenditures of the Company.

Total real estate investments, net of accumulated depreciation, increased by $15,966,324 during the year ended December 31, 2004.  This was due primarily to the purchase of three warehouse facilities located in Richmond, Virginia, Quakertown, Pennsylvania, and Montgomery, Illinois, partially offset by depreciation for the year.

The Company also invests in debt and equity securities of other REIT’s as a proxy for real estate when suitable acquisitions are not available, for liquidity, and for additional income.   The Company from time to time may purchase these securities on margin when there is adequate yield spread.   At December 31, 2004, the securities portfolio balance was $12,130,692 encumbered by margin loans of $5,575,154.  During 2004, the Company’s security portfolio decreased by $3,313,217 due to sale, redemptions and returns of principal of $6,928,641 partially offset by a decrease in the unrealized gain of $598,449 and purchases of $4,211,798.  During 2004, the Company sold or redeemed $6,928,641 in securities to recognize a portion of the unrealized gains in the portfolio, recognizing a gain on securities transactions, net of $958,743.  The Company anticipates that it may make additional investments in REIT securities if funds are available and suitable acquisitions of properties are not available.

Loans receivable relate to the financing of manufactured home sales when the Company was engaged in the manufactured mobile home sales business. Loans receivable decreased by $369,703 during the year ended December 31, 2004.  This decrease was primarily due to collections of $134,191. The Company also repossessed the collateral for loans receivable of $235,512 and placed it into inventory.

Cash flows from financing activities were $11,876,504, $12,431,908 and $3,183,391 for the years ended December 31, 2004, 2003 and 2002, respectively.

Mortgages payable increased $5,774,116 due mainly to the mortgage related to the new acquisition of the industrial property in Montgomery, Illinois, offset by principal payments on mortgages of $590,607.  Loans payable increased by $3,933,330 due mainly to the $2,500,000 short term loan originated with Two River, the draw of $1,000,000 on the Company’s line of credit with Two River, and net proceeds from the Company’s margin loan.  Financing costs and leasing costs increased by $72,076 primarily as a result of the purchase of the three industrial buildings during 2004.

Shareholders’ equity increased from $12,371,005 at December 31, 2003 to $15,446,093 at December 31, 2004.   The Company has a Dividend Reinvestment and Stock Purchase Plan (the DRIP) in which participants purchase stock from the Company at a discount of approximately 5% of market price.  During 2004, a total of $4,168,273 in additional capital was raised through the DRIP.  The success of the DRIP has resulted in substantial improvement in the Company’s liquidity and capital resources in 2004.  It is anticipated, although no assurances can be given, that a comparable level of participation will continue in the DRIP in 2004.  No stock options were exercised during 2004 and no Debentures were converted to common stock.

Recent Accounting Pronouncements

EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”

The guidance in EITF 03-1 was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004.  However, the guidance contained in paragraphs 10-20 of the Issue has been delayed by FSP EITF Issue 03-1-1, “The Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,’” posted on September 30, 2004.  The disclosure requirements continue to be effective in annual financial statements for fiscal years ending after December 15, 2003.  The Company will evaluate the impact on its consolidated financial statements, if any, when the recognition and measurement requirements for other-than temporary impairment are finalized.

Safe Harbor Statement

This Form 10-K contains various “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby.  The words “may”, “will”, “expect”, “believe”, “anticipate”, “should”, “estimate”, and similar expressions identify forward-looking statements.  These forward looking statements reflect the Company’s current views with respect to future events and financial performance, but are based upon current assumptions regarding the   Company’s   operations,  future results and prospects, and are subject to many uncertainties and factors relating to the Company’s operations and business environment which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements.

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

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate changes primarily as a result of its long-term debt used to maintain liquidity and fund capital expenditures and expansion of the Company’s real estate investment portfolio and operations.  The Company’s interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.  To achieve its objectives, the Company borrows primarily at fixed rates.

Below is the information as of December 31, 2004, concerning the Company’s fixed-rate debt obligations, including principal cash flow by scheduled maturity, weighted average interest rates, and estimated fair value:

Long –Term Debt Fixed Rate	Scheduled Maturity	Carrying Value	Average Interest Rate	Fair Value

	2011-2021	$21,663,355	6.46%	$22,230,848

In addition to the mortgages, the Company has $1,000,000 carrying value in a line of credit and a $2,500,000 short-term loan with Two River.  The line of credit is at a variable rate, currently at 6.25% at December 31, 2004, and expires in 2011.  The short term loan is at a fixed rate of 6% and matures September 16, 2005.

The Company also has $5,575,154 million in variable rate debt due on demand.  This debt is margin loans secured by marketable securities.  The interest rate on these margin loans ranged from 3.0% to 4.0% during 2004.   The carrying value of the Company’s variable rate debt approximates fair value at December 31, 2004.

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

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

The Company’s President and Chief Financial Officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K.  Based on such evaluation, the Company’s President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

The Company’s President and Chief Financial Officer have also concluded that there have not been any changes in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B      OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND AFFILIATED ENTITY OF THE REGISTRANT

The following are the Directors and Executive Officers of the Company as of December 31, 2004.  Several of the Directors and Officers of the Company also serve as directors of MREIC and United, both publicly-owned real estate investment trusts.

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since
Anna T. Chew	46	Vice President (2001 to present) and Chief Financial Officer (1991 to present) and Director. Certified Public Accountant. Vice President (1995 to present) and Director (1994 to present) of United Mobile Homes, Inc., an affiliated company. Chief Financial Officer (1991 to present) of Monmouth Real Estate Investment Corporation, an affiliated company.	1994

Neal Herstik	46	Director. Director (2004 to present) of Monmouth Real Estate Investment Corporation, an affiliated company. Attorney at Law, Gross, Truss & Herstik, PC (1997 to present); First Vice President, Marlboro Community Players, Inc., a non-profit corporation (2000-2002); Co-founder and former President, Manalapan-Englishtown Education Foundation, Inc., a non-profit corporation (1995-2001).	2002

Eugene W. Landy	71	President (1968 to present) and Director. Attorney at Law; Chairman of the Board (1995 to present), President (1969 to 1995) of United Mobile Homes, Inc., an affiliated company; President and Director (1968 to present) of Monmouth Real Estate Investment Corporation, an affiliated company.	1961

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since

Michael Landy	42	Executive Vice President and Director; Vice President – Investments (2001 to present) of United Mobile Homes, Inc. and Monmouth Real Estate Investment Corporation, affiliated companies, President (1998 to 2001) of Siam Records, LLC; Chief Engineer and Technical Director (1987 to 1998) of the GRP Recording Company, a division of Universal.	2001

Eugene Rothenberg	72	Director. Investor; Director (1977 to present) of United Mobile Homes, Inc. an affiliated company.	2001

Robert R. Sampson	78	Director. Investor; Director (1968 to 2001) of Monmouth Real Estate Investment Corporation; Director (1969 to present) of United Mobile Homes, Inc., an affiliated company; General Partner (1983 to present) of Sampco, Ltd., an investment group.	1963

Maureen E. Vecere	35

Controller (2003 to present) and Treasurer (2004 to present).  Certified Public Accountant; Audit Manager (1996-2003), KPMG LLP.  Controller (2003 to present) and Treasurer (2004 to present) of Monmouth Real Estate Investment Corporation, an affiliated company.

			N/A

Stephen B. Wolgin	50	Director. Principal of U.S. Real Estate Advisors, Inc (2000 to present), a real estate advisory services group based in New York: Director (2003 to present) of Monmouth Real Estate Investment Corporation, an affiliated company; Principal (2000 to 2003) of the Wolgin Group; prior affiliations with J.P Morgan, Odyssey Associates, The Prudential Realty Group, Standard & Poor’s Corporation, and Grubb and Ellis.	2004

Family Relationships

There are no family relationships between any of the Directors or executive officers, except that Michael P. Landy is the son of Eugene W. Landy, the President and a Director of the Company.

Audit Committee

The Company has a separately-designated standing audit committee established in accordance with section 3 (a)(58)(A) of the Exchange Act (15 U.S.C. 78c(a)(58)(A)).  The members of the audit committee are Stephen B. Wolgin (Chairman), Neal Herstik and Eugene Rothenberg.  The Company’s Board of Directors has determined that at least one member of the Audit Committee is a financial expert.

Delinquent Filers

There have been no delinquent filers pursuant to Item 405 of regulation S-K, to the best of management’s knowledge

Code of Ethics

The Company has adopted the Code of Business Conduct and Ethics (the Code of Ethics). The Code of Ethics can be found at the Company’s website at www.monmouthcapital.com, as well as attached to this filing at Exhibit 14.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table

The following Summary Compensation Table shows compensation paid by the Company to its Chief Executive officer for services rendered during the years ended December 31, 2004, 2003 and 2002.  Because no executive officers received total annual salary and bonus exceeding $100,000 which was allocated to the Company, only the compensation paid to the Chief Executive officer is to be disclosed under the Securities and Exchange Commission disclosure requirements.

Name and Principal	Compensation
Position		Salary	Bonus	Other

Eugene W. Landy	12/31/04	$50,000	None	$ 3,200 (1)
Chief Executive Officer	12/31/03	50,000	None	20,700 (2)
	12/31/02	50,000	None	20,700 (2)

(1)

Represents directors’ fees.

(2)

Represents directors’ fees and legal fees of $17,500.

Stock Option Plan

The following table sets forth for the executive officer named in the Summary Compensation Table, information regarding stock options outstanding at December 31, 2004:

      Value of

        Number of Unexercised

       Unexercised Options

          Shares

    Value         Options at Year-End

 at Year-End

Name

        Exercised

  Realized  Exercisable/Unexercisable  Exercisable/Unexercisable

Eugene W. Landy	-0-	N/A	50,000/	-0-	$155,500/	$ -0-

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

The second consideration is the individual achievements made by each officer.  The Company is relatively small.  The Committee is aware of the contributions made by each officer and makes an evaluation of individual performance based on the Committee’s own familiarity with the officer.

The final criteria in setting compensation are comparable wages in the industry.  In this regard, the REIT industry maintains excellent statistics.

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

	Monmouth
Year Ended	Capital	NASDAQ	NASDAQ
December 31,	Corporation	Total	Financial

1999	100	100	100
2000	74	61	111
2001	88	48	115
2002	126	33	110
2003	251	49	141
2004	265	53	159

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT

The following table lists information with respect to the beneficial ownership of the Company’s Common Stock as of December 31, 2004 by:

•

each person known by the Company to beneficially own more than five percent of the Company’s outstanding shares;

•

the Company’s directors;

•

the Company’s executive officers; and

•

all of the Company’s executive officers and directors as a group.

Unless otherwise indicated, the person or persons named below have sole voting and investment power and that person’s address is c/o Monmouth Capital Corporation, Juniper Business Plaza, 3499 Route 9 North, Suite 3-C, Freehold, New Jersey 07728.  In determining the number and percentage of shares beneficially owned by each person, shares that may be acquired by that person under options exercisable within 60 days of December 31, 2004 are deemed beneficially owned by that person and are deemed outstanding for purposes of determining the total number of outstanding shares for that person and are not deemed outstanding for that purpose for all other shareholders.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Shares Outstanding (2)
Albert D. Mason, Inc. 50 Congress Street Suite 843 Boston, MA 02109	450,671 (3)	12.21%

Anna T. Chew	19,024 (4)	.51%

Neal Herstik	500.01%

Eugene W. Landy	300,733 (5)	7.91%

Michael Landy	44,047 (6)	1.17%

Eugene Rothenberg	5,578.15%

Robert G. Sampson	16,986.45%

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Shares Outstanding (2)

Maureen E. Vecere	70.002%

Stephen B. Wolgin	5,206.14%

Directors and Officers as a Group (7)	528,538	13.91%

(1)

Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the Company believes that the persons named in the table have sole voting and investment power with respect to all shares listed.

(2)

Based on the number of shares outstanding on December 31, 2004 which was 3,750,481.

(3)

Based on Personal Holdings Letter as of 12/31/2004, received from Albert D. Mason, dated January 1, 2005.

(4)

Held jointly with Ms. Chew's husband.

(5)

Includes  (a) 10,382 shares held by Mr. Landy's  wife;   (b) 32,835  shares held in the Landy & Landy Employees'  Pension Plan,  of  which Mr. Landy is a Trustee with power to  vote; (c) 69,051  shares  held in the Landy  &  Landy  Employees' Profit  Sharing  Plan, of which Mr. Landy  is  Trustee  with power   to  vote;  and  (d)  15,825 shares  held  by  Landy Investments, Ltd. of which Mr. Landy has power to vote;  and (e)  40,000 shares held in the Eugene W. and Gloria  Landy Family  Foundation, a charitable trust, of which  Mr.  Landy has power to vote.  Also includes 50,000 shares issuable upon exercise of a stock option.

(6)

Includes 12,497 shares in custodial accounts for Mr. Landy's children under the Uniform Gift to Minor's Act in which he disclaims any beneficial interest, but has power to vote.

(7)

Excludes 41,499 shares owned by MREIC and 85,692 shares owned by United.  Eugene W. Landy owns beneficially approximately 4.23% of MREIC and 10.06% of United.  Also excludes MREIC’s $500,000 investment in the Monmouth Capital Debenture Offering convertible into 83,333 shares and United’s $1,000,000 investment in the Monmouth Capital Debenture Offering convertible into 166,666 shares

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain relationships and related party transactions are incorporated herein by reference to part IV, Item 15(a)(1)(vi), Note 10 of the Notes to Consolidated Financial Statements-Payments to Affiliated Persons and Related Party Transactions.

ITEM 14  - PRINCIPAL ACCOUNTING FEES AND SERVICES

Cowan, Gunteski & Co., P.A. (Cowan Gunteski) served as the Company’s independent  registered public accounting firm for the years ended December 31, 2004 and 2003.  The following are the fees billed by Cowan Gunteski in connection with services rendered:

	2004	2003
Audit Fees	$26,730	$21,162
Audit Related Fees	-0-	-0-
Tax Fees	15,000	11,000
All Other Fees	-0-	-0-
Total Fees	$41,730	$32,162

Audit fees include professional services rendered by Cowan Gunteski for the audit of the Company’s annual financial statements and reviews of financial statements included in the Company’s quarterly reports on Form 10-Q.  Audit fees also include services that are normally provided by the Company’s independent registered public accounting firm in connection with statutory and regulatory filings, such as consents and assistance with and review of documents filed with the Securities and Exchange Commission.

Tax fees include professional services rendered by Cowan Gunteski for the preparation of the Company’s federal and state corporate tax returns and supporting schedules as may be required by the Internal Revenue Service and applicable state taxing authorities.  Tax fees also include other work directly affecting or supporting the payment of taxes, including planning and research of various tax issues.

Audit Committee Pre-Approval Policy

The Audit Committee has adopted a policy for the pre-approval of audit and permitted non-audit services provided by the Company’s principal independent accountants.  The policy requires that all services provided by Cowan Gunteski to the Company, including audit services, audit-related services, tax services and other services, must be pre-approved by the Committee.  The pre-approval requirements do not prohibit day-to-day normal tax consulting services, which matters will not exceed $5,000 in the aggregate.

The Audit Committee has determined that the provision of the non-audit services described above is compatible with maintaining Cowan Gunteski’s independence.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

(a) (1)

The following Financial Statements are filed as part of this report:

		Page

(i)	Report of Independent Registered Public Accounting Firm	39

(ii)	Consolidated Balance Sheets	40-41

(iii)	Consolidated Statements of Income	42

(iv)	Consolidated Statements of Shareholders' Equity	43

(v)	Consolidated Statements of Cash Flows	44

(vi)	Notes to Consolidated Financial Statements	45-65

(a) (2)	Financial Statement schedules are omitted for the reason that they are not required, are not applicable, or the required information is set forth in the financial statements or notes thereto.

(a) (3)	The Exhibits set forth in the following index of Exhibits are filed as part of this report.

Exhibit No.	Description

(3)	Articles of Incorporation and By-Laws – Reference is hereby made to that filed with the Securities and Exchange Commission with the Company’s Form 10-KA No. 2 for the year ended March 31, 1994.

(14)	Code of Business Conduct and Ethics

(21)

Subsidiaries of the Registrant – During fiscal 1994, the Registrant formed a wholly-owned subsidiary, The Mobile Home Store, Inc., to finance and sell manufactured homes.  This subsidiary merged into the Registrant during 2001.  During 2001, the Registrant formed a subsidiary, Palmer Terrace Realty Associates, LLC, to purchase a warehouse facility in Carlstadt, New Jersey.  During 2003, the Registrant formed a subsidiary, Wheeling Partners, LLC, to purchase a warehouse facility in Wheeling, Illinois.

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

(99)

Audit Committee Charter

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Monmouth Capital Corporation

Freehold, New Jersey

We have audited the accompanying consolidated balance sheets of Monmouth Capital Corporation as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2004.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monmouth Capital Corporation as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Cowan, Gunteski & Co., P.A.

Toms River, New Jersey

February 25, 2005

MONMOUTH CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2004	December 31, 2003

Real Estate Investments:
Land	$9,915,003	$5,838,603
Buildings, Improvements and Equipment, net of accumulated depreciation of $1,399,815 and $613,750, respectively	29,139,568	17,249,644
Total Real Estate Investments	39,054,571	23,088,247

Loans Receivable, net of allowance for losses of $54,736 and $86,934, respectively	1,145,922	1,515,625
Cash and Cash Equivalents	533,686	314,091
Accounts Receivable	59,188	15,097
Securities Available for Sale, at Fair Value:
Federal National Mortgage Association	449,275	546,697
Government National Mortgage Association	39,352	69,298
Other Securities Available for Sale	11,642,065	14,827,914
Inventory	99,870	50,590
Prepaid Expenses and Other Current Assets	117,181	111,553
Financing Costs, net of accumulated amortization of $104,032 and $42,796, respectively	659,928	649,088
Leasing Costs, net of accumulated amortization of $45,037 and $12,277, respectively	348,048	380,808

TOTAL ASSETS	$54,149,086	$41,569,008

See Accompanying Report of Independent Registered Public Accounting Firm and

Notes to Consolidated Financial Statements

MONMOUTH CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS (CONT.)

	December 31, 2004	December 31, 2003
LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgages Payable	$21,663,355	$15,889,239
Convertible Subordinated Debentures	5,370,000	5,370,000
Loans Payable	9,510,154	5,576,824
Accounts Payable and Accrued Expenses	229,078	249,854
Other Liabilities	74,401	197,844

Total Liabilities	36,846,988	27,283,761

Minority Interest	1,856,005	1,914,242
Shareholders' Equity:
Common Stock (par value $1.00 per share; Authorized 10,000,000 shares; issued and outstanding 3,750,481 and 3,081,463 shares respectively)	3,750,481	3,081,463
Additional Paid-In Capital	10,479,189	7,266,839
Accumulated Other Comprehensive Income	1,216,423	1,812,797
Retained Earnings	-0-	209,906

Total Shareholders' Equity	15,446,093	12,371,005

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$54,149,086	$41,569,008

See Accompanying Report of Independent Registered Public Accounting Firm Report and

Notes to Consolidated Financial Statements

MONMOUTH CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31, 2004	For the Year Ended December 31, 2003	For the Year Ended December 31, 2002
Income:
Rental Income & Reimbursements	$2,835,614	$ 1,734,583	$1,016,513
Interest and Dividend Income	1,247,988	1,091,924	1,247,379
Sales of Manufactured Homes	165,324	269,690	$394,500
Gain on Securities Transactions, net	815,844	710,491	181,002
Other Income	244,170	1,041	683
Total Income	5,308,940	3,807,729	2,840,077

Expenses:
Cost of Sales of Manufactured Homes	166,911	257,502	390,003
Selling Expense	734	13,025	5,066
Real Estate Taxes	379,641	114,439	102,955
Salaries and Employee Benefits	239,310	177,257	178,586
Professional Fees	163,368	71,825	81,554
Interest Expense	1,635,684	977,204	792,667
Depreciation	786,065	327,898	208,521
Other Expenses	565,136	486,318	480,580
Total Expenses	3,936,849	2,425,468	2,239,932

Income Before Minority Interest	1,372,091	1,382,261	600,145
Minority Interest	134,730	98,829	45,507

NET INCOME	$1,237,361	$ 1,283,432	$ 554,638

NET INCOME PER SHARE-BASIC AND DILUTED
Basic	$.37	$ .45	$ .29
Diluted	$.36	$ .34	$ .29

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	3,362,018	2,824,809	1,924,860
DILUTED	3,404,950	3,747,584	1,941,477

See Accompanying Report of Independent Registered Public Accounting Firm and

Notes to Consolidated Financial Statements

MONMOUTH CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Common Stock Issued Number Amount			Additional Paid-In Capital	Accumulated Other Com- prehensive Income	Retained Earnings	Com- prehensive Income
Balance December 31, 2001	1,697,014	1,697,014	3,640,737	1,689,134	298,837
Common Stock Issued with DRIP*	580,523	580,523	1,352,569	-0-	-0-
Net Income	-0-	-0-	-0-	-0-	554,638	$ 554,638
Distributions	-0-	-0-	-0-	-0-	(748,497)
Unrealized Net Holding Gains on Securities Available for Sale	-0-	-0-	-0-	45,055	-0-	45,055
Balance December 31, 2002	2,277,537	2,277,537	4,993,306	1,734,189	104,978	$ 599,693
Common Stock Issued with DRIP*	733,926	733,926	2,138,533	-0-	-0-
Common Stock Issued from Exercise of Stock Options	70,000	70,000	135,000	-0-	-0-
Net Income	-0-	-0-	-0-	-0-	1,283,432	$1,283,432
Distributions	-0-	-0-	-0-	-0-	(1,178,504)
Unrealized Net Holding Gains on Securities Available for Sale	-0-	-0-	-0-	78,608	-0-	78,608
Balance December 31, 2003	3,081,463	3,081,463	7,266,839	1,812,797	209,906	$1,362,040
Common Stock Issued with DRIP*	669,018	669,018	3,499,255	-0-	-0-
Net Income	-0-	-0-	-0-	-0-	1,237,361	$1,237,361
Distributions	-0-	-0-	(286,905)	-0-	(1,447,267)
Unrealized Net Holding Loss on Securities Available for Sale	-0-	-0-	-0-	(596,374)	-0-	(596,374)

Balance December 31, 2004	3,750,481	$3,750,481	$10,479,189	$1,216,423	$-0-	$640,987

*Dividend Reinvestment and Stock Purchase Plan

See Accompanying Report of Independent Registered Public Accounting Firm and

Notes to Consolidated Financial Statements

MONMOUTH CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2004	For the Year Ended December 31, 2003	For the Year Ended December 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,237,361	$1,283,432	$ 554,638
Adjustments to reconcile net income to net cash provided by operating activities:
Income Allocated to Minority Interest	134,730	98,829	45,507
Depreciation and Amortization	880,061	366,092	221,935
Provision for Loan Losses	-0-	-0-	68,500
Gain on Securities Transactions, net	(811,157)	(710,491)	(181,002)
Changes In Operating Assets and Liabilities:
Accounts Receivable	(44,091)	12,528	129,667
Inventory	186,232	253,187	390,003
Prepaid Expenses and Other Current Assets	(5,628)	(490,696)	3,306
Accounts Payable and Accrued Expenses	(20,776)	(77,537)	168,680
Other Liabilities	(123,443)	162,844	343
Net Cash Provided by Operating Activities	1,433,289	898,188	1,401,577

CASH FLOWS FROM INVESTING ACTIVITIES
Loans Made	-0-	-0-	(110,600)
Collections and Other Decreases in Loans Receivable	134,191	186,701	297,096
Purchase of Securities Available for Sale	(4,211,798)	(7,872,935)	(3,617,631)
Proceeds from Sales and Other Decreases in Securities Available for Sale	7,739,798	6,063,062	2,655,521
Additions to Real Estate Investments	(16,752,389)	(11,566,932)	(4,242,698)
Net Cash Used in Investing Activities	(13,090,198)	(13,190,104)	(5,018,312)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Mortgages	6,364,723	7,670,000	3,100,000
Proceeds from Convertible Subordinated Debenture	-0-	5,370,000	-0-
Proceeds from Loans	3,500,000	500,000	-0-
Net (Decrease) Increase in Margin Loans Payable and Inventory Financing	433,330	(3,583,338)	(789,771)
Principal Payments of Mortgages	(590,607)	(397,166)	(203,319)
Financing Costs on Debt	(72,076)	(489,392)	(66,118)
Increase (decrease) in Minority Interest	(192,967)	1,462,849	(41,996)
Dividends Paid	(1,316,763)	(913,994)	(551,994)
Proceeds from the Issuance of Class A Common Stock	3,750,864	2,607,949	1,736,589
Proceeds from Exercise of Stock Options	-0-	205,000	-0-
Net Cash Provided by Financing Activities	11,876,504	12,431,908	3,183,391

Net Increase (Decrease) in Cash and Cash Equivalents	219,595	139,992	(433,344)
Cash and Cash Equivalents at Beginning of Year	314,091	174,099	607,443
Cash and Cash Equivalents at End of Year	$533,686	$ 314,091	$ 174,099

See Accompanying Report of Independent Registered Public Accounting Firm and

Notes to Consolidated Financial Statements

MONMOUTH CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In March 2001, the Company sold the existing inventory to United at the Company’s carrying value and the Company exited the manufactured home sales business since it proved to be unprofitable.   On September 26, 2001, the Company adopted a change from a fiscal year end of March 31 to a calendar year end, effective for the short year ended December 31, 2001.  The Company elected to be taxed as a real estate investment trust for the transition period ended December 31, 2001.  MHS was merged into the Company on December 6, 2001.

The Company has made the following property acquisitions since January 1, 2001:

Date of		Square	Property
Acquisition	Location	Feet	Type	Ownership	Tenant

7/20/2001	Carlstadt, NJ	59,400	warehouse	51%	Macy’s
12/20/2001	White Bear Lake, MN	59,425	warehouse	100%	Federal Express
9/18/2002	Cheektowaga, NY	62,986	warehouse	100%	Federal Express
8/14/2003	Wheeling, IL	107,160	warehouse	63%	FedEx Ground
7/9/2004	Richmond, VA	60,000	warehouse	100%	Carrier Sales & Dist
12/2/2004	Quakertown, PA	37,660	warehouse	100%	MagiKitch’n
12/27/2004	Montgomery, IL	171,200	warehouse	100%	Home Depot

The Company is currently operating as a diversified REIT investing in real estate equities, mortgages, mortgage-backed securities, and other REIT securities.

Principals of Consolidation and Minority Interests

The consolidated financial statements of the Company at December 31, 2004, 2003, and 2002 and for each of the years ended December 31, 2004, 2003, and 2002 include the accounts and operating results of the Company and its subsidiaries.  The Company consolidates the results of operations that have minority interests.  Such consolidated financial statements present the Company’s minority interests under the equity method of accounting.  All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Buildings, Improvements and Equipment

Buildings, Improvements and Equipment are stated at the lower of depreciated cost or net realizable value.  Depreciation is computed using accelerated depreciation methods acceptable for tax reporting purposes over the estimated useful life of the assets (ranging from 5 to 39 years).  This departure from GAAP does not create a material difference to the Company’s operating income based on its REIT election.  See Note 9 for a discussion of the Company’s REIT status.

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

Securities Available for Sale

The Company's securities consist primarily of debt, and common and preferred equities of other REITs, as well as mortgaged backed securities issued by the Federal National Mortgage Association and the Government National Mortgage Association.  These securities are all publicly traded and purchased on the open market.  These securities are classified as Available-for-Sale, and are carried at fair value. Gains or losses on the sale of securities are calculated on the average cost method and are accounted for on a trade date basis.  Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders' Equity until realized.  A decline in the market value of any security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value.  Any impairment is charged to earnings and a new cost basis for the security is established.

Derivative Financial Instruments

The Company invests in futures contracts of ten-year treasury notes to reduce exposure of the debt and preferred equities securities portfolios to interest rate fluctuations.  These futures contracts do not qualify for hedge accounting under Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138 and No. 149.  The open contracts are marked-to-market and the unrealized gain or loss is recorded in the income statement in gain on securities transactions, net with corresponding amounts recorded in other assets or other liabilities on the balance sheet.  Gain or loss on settled futures contracts are also recorded as a component of gain on securities transactions, net.

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

Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period (3,362,018, 2,824,809, and 1,924,860 for the year ended December 31, 2004, 2003, and 2002, respectively).  Diluted net income per share is calculated by dividing net income plus interest expense related to the Debentures by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method, plus the number of shares resulting from the possible conversion of the Debentures, (3,404,950, 3,747,584, and 1,941,477 for the years ended December 31, 2004, 2003, and 2002, respectively).   (See Note 6).  Options in the amount of 42,932, 27,775 and 16,617 are included in the diluted weighted average shares outstanding for the year ended December 31, 2004, 2003, and 2002, respectively.  Common stock relating to the Company’s Debentures totaling 895,000 shares is also included in the diluted weighted average shares outstanding for the year ended December 31, 2003.  Interest expense and common stock related to the Debentures are excluded, from the calculation of diluted net income per share for the year ended December 31, 2004, due to their antidilutive effect.

Stock Option Plan

The Company had elected to follow APB Opinion No. 25 in accounting for its stock option plan prior to January 1, 2003, and accordingly no compensation cost had been recognized prior to January 1, 2003.  Had compensation cost been determined consistent with SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts as follows:

	Year Ended 12/31/04	Year Ended 12/31/03	Year Ended 12/31/02

Net Income as Reported	$1,237,361	$1,283,432	$554,638

Compensation expense if the fair value method had been applied	-0-	-0-	2,000

Net Income Pro forma	$1,237,361	$1,283,432	$552,638

Net Income per share – Basic
As Reported	$ .37	$ .45	$ .29
Pro Forma	$ .37	$ .45	$ .29
Diluted
As Reported	$ .36	$ . 34	$ .29
Pro Forma	$ .36	$ .34	$ .29

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2002:

2002

Dividend yield	10%
Expected volatility	25%
Risk-free interest rates	3.4%
Expected lives (years)	5

The Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation” on January 1, 2003.  Under the prospective method of adoption selected by the Company under the provisions of SFAS No. 148, “Accounting for Stock Based Compensation, Transition and Disclosure”, no compensation costs have been recognized in 2004 and 2003, as the Company did not grant stock-based employee compensation during the years ended December 31, 2004 and 2003.

Comprehensive Income

Comprehensive income consists of net income and net unrealized gains or losses on securities available for sale and is presented in the consolidated statements of shareholders’ equity.

Reclassifications

Certain amounts in the consolidated financial statements for the prior periods have been reclassified to conform to the statement presentation for the current year.  These reclassifications have no effect on net income.

NOTE 2 – REAL ESTATE INVESTMENTS

On July 20, 2002, Palmer Terrace Realty Associates, LLC (Palmer Terrace), a 51% owned subsidiary of the Company, purchased a 59,400 square foot warehouse facility in Carlstadt, New Jersey from WXIII/MWL Real Estate Limited Partnership, an unrelated entity.  This warehouse facility is 100% net leased to Macy’s East, Inc., an Ohio corporation, through April 5, 2009.  The purchase price, including closing costs, was approximately $3,200,000.  Palmer Terrace paid approximately $860,000 in cash and obtained a mortgage of approximately $2,340,000.  This mortgage payable is at an interest rate of 7.75% and is due August 15, 2021.

On December 20, 2002, the Company purchased a 59,425 square foot warehouse facility in White Bear Lake, Minnesota from Jones Development Company, LLC, an unrelated entity.  This warehouse facility is 100% net leased to Federal Express Corporation, through April 11, 2011.  The purchase price, including closing costs, was approximately $4,800,000.  The Company paid approximately $300,000 in cash, borrowed approximately $1,100,000 against its securities portfolio and obtained a mortgage of approximately $3,400,000.  This mortgage is at an interest rate of 7.04% and is due January 1, 2012.

On September 18, 2002, the Company purchased a leasehold interest in a 62,986 square foot warehouse facility in Erie County, Cheektowaga, New York from FedJones Cheektowaga, LLC (FedJones), an unrelated entity.  This lease was between FedJones and the Erie County Industrial Development Agency (ECIDA).  This warehouse facility is 100% subleased to FedEx Ground Package System, Inc. under a net lease, through July 31, 2011.   The purchase price was approximately $4,200,000.  The Company borrowed approximately $1,100,000 against its security portfolio with Prudential Securities and obtained a mortgage of approximately $3,100,000.  This mortgage payable is at an interest rate of 6.78% and is due October 1, 2017.  At the end of the lease term, the Company may purchase the warehouse facility from ECIDA for $10.

On August 14, 2003, Wheeling Partners, LLC, a 63% owned subsidiary of the Company, purchased a 107,160 square foot industrial building in Wheeling, Illinois, from Jones Elgin I, LLC, an Illinois limited liability company (Jones Elgin). This warehouse facility is 100% subleased to FedEx Ground Package System, Inc. under a net lease through June 30, 2015.  The purchase price, including closing costs, was approximately $11,985,000.  The Company     borrowed approximately $2,300,000 against    its security portfolio, obtained a bank loan of    $500,000 at an interest    rate of 7.23% due August 30, 2004, and obtained a mortgage of approximately $7,670,000.  This mortgage payable is at an interest rate of 5.68% and is due 2021.

On July 9, 2004, the Company purchased a 60,000 square foot industrial building in Richmond, Virginia.  This warehouse facility is 100% net leased to Carrier Sales and Distribution, LLC for 7 years.  The lease expires May 31, 2011.  The purchase price, including closing costs, was approximately $4,100,000.  The average monthly rental over the term of the lease is $31,700.  The Company borrowed approximately $3,100,000 against its securities portfolio and drew down $1,000,000 on its line of credit.  In December 2004, the Company pledged this property as collateral for the $2,500,000 short-term loan with Two River Bank.

On December 2, 2004, the Company purchased a 37,660 square foot industrial building in Quakertown, Pennsylvania.  This warehouse facility is 100% net leased to MagiKitchn’ for 11 years.  The lease expires March 31, 2015.  The average monthly rental over the term of the lease is $20,500.  MagiKitch’n subleased the space to Rotoflex Technology, Inc.   The purchase price, including closing costs, was approximately $2,400,000.  There is no mortgage on this property.

On December 29, 2004, the Company purchased a 171,200 square foot industrial building in Montgomery, Illinois.  This warehouse facility is 100% net leased to Home Deport USA, Inc. for 10 years.  The lease expires June 30, 2010.  The average monthly rental over the term of the lease is $71,600.  The purchase price, including closing costs, was approximately $10,000,000.  The Company assumed the existing mortgage with a balance of $6,364,723 at a rate of 6.5%.  The mortgage matures November 1, 2012.  In addition, the Company obtained a short-term loan from Two River Community Bank for $2,500,000 at a rate of 6.00%. The short-term loan matures on September 16, 2005.

The following is a summary of the cost and accumulated depreciation of the Company’s land, building, improvements and equipment at December 31, 2004 and 2003.

2004	NJ	MN	NY	IL	VA	PA
Land	$634,065	$1,025,000	$440,000	$6,953,938	$459,000	$403,00
Building	2,574,700	3,744,000	3,800,000	14,074,225	3,729,589	2,115,800
Improvements	-0-	-0-	-0-	448,534	-0-	-0-
Equipment	-0-	-0-	-0-	52,535	-0-	-0-
Total	3,208,765	4,769,000	4,240,000	21,529,232	4,188,589	2,518,800
Accumulated Depreciation	(209,188)	(336,000)	(243,483)	(563,582)	(47,562)	(-0-)
Net Real Estate Investments	$2,999,577	$4,433,000	$3,996,517	$20,965,650	$4,141,027	$2,518,800

2003	NJ	MN	NY	IL	VA	PA

Land	$634,065	$1,025,000	$440,000	$3,739,538	$-0-	$-0-
Building	2,574,700	3,744,000	3,800,000	7,243,625	-0-	-0-
Improvements	-0-	-0-	-0-	448,534	-0-	-0-
Equipment	-0-	-0-	-0-	52,535	-0-	-0-
Total	3,208,765	4,769,000	4,240,000	11,484,232	-0-	-0-
Accumulated Depreciation	(153,226)	(240,000)	(146,055)	(74,469)	-0-	-0-
Net Real Estate Investments	$3,055,539	$4,529,000	$4,093,945	$11,409,763	$ -0-	$ -0-

All properties consist of industrial buildings.

NOTE 3 - LOANS RECEIVABLE

The following is a summary of the loans held by the Company at December 31, 2004 and 2003:

			Balance
	Rate	Date	2004	2003

Financed Manufactured Homes	10%-15%	Various	$1,200,658	$1,577,686
Other	Various	Various	-0-	24,873

Total Loans Receivable			1,200,658	1,602,559
Allowance for Losses			(54,736)	(86,934)

Net Loans Receivable			$1,145,922	$1,515,625

From 1994 through March 2001, the Company sold and financed manufactured home units.  At December 31, 2004 and 2003, financed manufactured homes consist of 57 and 74 loans, respectively. These loans range from approximately $1,000 to approximately $60,000.  Loans receivable for financed manufactured homes are secured by the property financed. Generally, the terms of the loans do not exceed 20 years.

NOTE 4 – SECURITIES AVAILABLE FOR SALE

The Company’s securities available for sale consist primarily of debt securities and common and preferred stock of other REITs.  The Company does not own more than 10% of the outstanding shares of any of these securities, nor does it have controlling financial interest.

The following is a summary of investments in debt and equity securities at December 31, 2004:

Description	Shares	Cost	Fair Value

Equity Securities-Preferred Stock:
Apartment Inv & Mgt Co 8% Cl T	4,000	$100,000	$101,640
Brandywine Realty 7.375% Sr D	12,000	300,000	301,800
BRE Properties 6.75 Sr C	4,000	100,000	100,080
Carramerica Realty Corp 7.5% Sr E	4,000	100,000	106,240
Corporate Office Ppts 7.5% Sr H	16,000	400,000	408,000
Equity Inns Inc 8.75% Sr B	10,000	251,200	262,000
Felcor Lodging Trust 9% Sr B	10,000	202,692	254,600
Glimcher Realty Trust 8.125% Sr G	8,000	200,000	206,320
Healthcare REIT 7.625 Sr F	4,000	100,000	101,000
HRPT PP 8.75% Sr B	12,000	300,113	331,440
Health Care Property Invest 7.1% Sr F	9,000	225,000	227,790
Innkeepers USA Trust 8.0% Sr C	45,000	1,125,000	1,158,750
Kilroy Realty 7.8% Sr E	16,000	400,000	419,200
Kramont Realty Trust 8.25% Sr E	36,000	900,001	905,400
Lasalle Hotel Prop. 10.25% Sr A	8,000	202,400	219,200
LTC Properties 8% Sr F	8,000	200,000	210,800
McGuire Properties 7.625% Sr A	16,000	400,000	409,600
Omega Healthcare 8.375% Sr D	16,000	400,000	422,400
PS Business Parks 7% Sr H	6,000	150,000	148,740
Pennsylvania REIT 11% Sr A	15,100	546,150	913,550
Prologis Trust 6.75% Sr G	8,000	200,000	201,840
Saul Centers 8% Sr A	29,100	727,500	778,425
SL Green Realty 7.625% Sr C	20,000	500,000	512,000

Total Equity Securities - Preferred Stock		8,030,056	8,700,815

Equity Securities-Common Stock:
Mission West Properties	10,000	103,000	106,400
New Plan Excel Realty Trust Inc	20,000	498,302	541,600
Sizeler Property Investors Inc.	150,000	1,269,573	1,767,000

Total Equity Securities- Common Stock		1,870,875	2,415,000

Total Equity Securities		9,900,931	11,115,815

Description	Shares	Cost	Fair Value

Debt Securities:
Sizeler PPTY SubDeb CPN 9% Due 7/15/09		500,000	526,250
Federal National Mortgage Association 6.09% 7/1/39		470,307	449,275
Government National Mortgage Association 6.5% 2/20/14		43,031	39,352

Total Debt Securities		1,013,338	1,014,877

Total Securities Available for Sale		$10,914,269	$12,130,692

The following is a summary of investments in debt and equity securities at December 31, 2003:

Description	Shares	Cost	Fair Value

Equity Securities-Preferred Stock:
Apartment Inv and Mgt Co 10% Cl R	3,500	$ 94,820	$95,092
Apartment Inv & Mgt Co 8% Cl T	16,000	400,000	413,280
AMB Property Corp 8% Sr M	4,000	100,000	99,040
Carramerica Realty Corp 7.5% Sr E	8,000	200,000	212,800
CBL Assoc 8.75% Sr B	2,000	101,200	109,600
CBL Assoc 7.75% Sr C	5,000	127,750	135,500
Corporate Office Ppts	20,000	500,000	511,950
Developers Diversified Realty Corp Cl H	4,000	98,480	103,920
Duke Realty Corp 6.625% Sr J	4,000	100,000	102,520
Equity Inns Inc 8.75% Sr B	10,000	251,200	271,900
Felcor Lodging Trust 9% Sr B	30,000	608,092	751,800
Felcor Lodging Trust 1.95% Sr A	5,000	86,390	120,900
G&L Realty Corp 10.25% Sr A	1,000	15,683	25,580
Glenborough Realty Trust 7.75% Sr A	6,000	87,823	147,780
Glimcher Realty Trust 9.25% Sr B	4,000	62,418	101,400
HRPT PP 9.875% Sr A	4,000	107,680	111,760
HRPT PP 8.75% Sr B	17,000	425,160	473,450
Health Care Property Inves. 7.1% Sr F	11,000	275,000	280,001
Health Care Property Inves. 7.25% Sr E	6,000	150,000	156,000
Highwoods Properties Inc 8% Sr D	1,000	17,170	25,060
Hospitality Properties Trust 9.5% Sr A	8,400	180,389	217,560
Host Marriott Corp 10% Cl C	2,000	53,000	54,520
Innkeepers USA Trust 8.625% Sr A	12,900	256,170	323,790

Description	Shares	Cost	Fair Value

Innkeepers USA Trust 8.0% Sr C	39,000	975,000	975,000
Keystone Property Trust 9.125% Sr D	1,100	29,920	29,865
Kilroy Realty 7.8% Sr E	20,000	500,000	511,000
Kramont Realty Trust 9.5% Sr D	23,000	405,888	581,900
Kramont Realty Trust 8.25% Sr E	40,000	1,000,000	1,000,000
Lasalle Hotel Prop. 10.25% Sr A	8,000	202,400	228,400
Mills Corp 9% Sr C	3,000	81,960	82,500
Mills Corp 9% Sr B	2,000	50,600	54,880
Parkway Prop 8.0% Sr D	1,000	26,600	26,500
Pennsylvania REIT 11%	15,100	546,151	917,325
Prologis Trust 6.75%	16,000	400,000	411,520
Public Storage 6.5% Sr W	6,000	150,000	151,740
Sizeler Property Investors 9.75% Sr B	1,000	25,000	28,500
SL Green Realty 7.625% Sr C	24,000	600,000	618,000
Saul Centers Sr A	30,000	750,000	780,000
Shurguard Storage 8.75% Sr D	5,000	134,200	135,250
Shurguard Storage 8.70% Sr C	2,000	50,980	50,600
Sovran Self Storage Inc 9.85% Sr B	1,000	19,245	25,950

Total Equity Securities - Preferred Stock		10,246,369	11,454,133

Equity Securities-Common Stock:
HRPT Properties Trust	30,000	257,516	302,700
Monmouth Real Estate (a related entity)	1,000	7,160	8,690
New Plan Excel Realty Trust Inc	20,000	459,250	493,400
Pennsylvania REIT	3,589	89,600	130,281
Sizeler Properties Investors Inc	150,000	1,257,540	1,606,500
Tork Time Control Inc	1,500	10,125	15,000
Trizec PPTYS Inc	6,500	75,945	100,100
United Mobile Homes, Inc. (a related entity)	11,000	84,826	187,110

Total Equity Securities- Common Stock		2,241,962	2,843,781

Total Equity Securities		12,488,331	14,297,914

Description	Shares	Cost	Fair Value
Debt Securities:
Sizeler PPTY SubDeb CPN 9% Due 7/15/09		500,000	530,000
Federal National Mortgage Association 6.09% 7/1/39		571,368	546,697
Government National Mortgage Association 6.5% 2/20/14		71,413	69,298

Total Debt Securities		1,142,781	1,145,995

Total Securities Available for Sale		$13,631,112	$15,443,909

The Company had three securities that were temporarily impaired investments at December 31, 2004.  The individual unrealized losses were 9% or less of original cost.  The following is a summary:

	Less than 12 Months		12 months or longer

		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses

Preferred stock	$148,740	$1,260	$-0-	$-0-
Federal agency mortgage backed securities	-0-	-0-	$488,627	24,711
Total	$148,740	$1,260	$488,627	$24,711

The Company has the ability and intent to hold the Federal agency mortgage backed securities to maturity.

The Company received proceeds of $7,739,798 $6,063,062 and $2,655,521 on sales or redemptions of securities during 2004, 2003 and 2002, respectively.  The Company recorded the following gain on securities transactions, net.

	2004	2003	2002

Gross realized gains	$984,832	$736,722	$182,059
Gross realized losses	(26,089)	(26,231)	(1,057)
Net loss on closed futures contracts	(147,586)	-0-	-0-
Unrealized gain on open futures contracts	4,687	-0-	-0-
Gains on Securities Transactions, Net	$815,844	$710,491	$181,002

NOTE 5 –  DEBT

Mortgages Payable

The following is a summary of mortgages payable at December 31, 2004 and 2003:

Property	Interest Rate	Maturity	2004	2003

New Jersey	7.75%	2021	$2,150,177	$2,211,111
Minnesota	7.04%	2012	2,986,089	3,125,436
New York	6.78%	2017	2,809,872	2,944,407
Illinois (Wheeling)	5.68%	2021	7,352,494	7,608,285
Illinois (Montgomery)	6.50%	2012	6,364,723	-0-

Total Mortgages Payable			$21,663,355	$15,889,239

Principal on the foregoing debt is scheduled to be paid as follows:

2005	$768,827
2006	820,199
2007	875,042
2008	933,593
2009	996,105
Thereafter	17,269,589

$21,663,355

Convertible Subordinated Debentures

On October 23, 2003, the Company completed a private placement offering of $5,370,000 (less approximately $374,000 in offering costs) of 8% Convertible Subordinated Debentures (the Debentures), due 2013.  Interest is paid semi-annually in arrears on April 30 and October 31 of each year, commencing April 30, 2004.  The Debentures are convertible into common stock of the Company at any time prior to redemption or maturity, at the conversion price of $6.00 per share (equivalent to a rate of 166.67 shares of common stock for each $1,000 principal amount), subject to adjustment under certain conditions.

The Company may redeem the Debentures, at its option, in whole or in part, at any time on and after October 31, 2004 at the redemption prices set below.  The redemption price, expressed as a percentage of the principal amount, is as follows for the 12-month periods beginning on:

Period	Redemption Price
October 23, 2004	110%
October 23, 2005	110%
October 23, 2006	110%
October 23, 2007	105%
October 23, 2008 and Thereafter	100%

No sinking fund is provided for the Debentures.  The Company may redeem the debentures, at our option, in whole or in part, at any time prior to October 23, 2004, upon at least 30 and not more than 60 days’ notice by mail to the holders of the debentures, at a redemption price equal to 100% of the principal amount of the debentures to be redeemed, plus accrued and unpaid interest to the date fixed for redemption, if the closing price of our common stock has exceeded 150% of the conversion price for at least 20 trading days in the consecutive 30-day trading period ending on the trading day prior to the date we mail the notice of redemption.

No Debentures were converted during the year ended December 31, 2004.

Loans Payable

At December 31, 2003, the Company had the following loans from Two River:

Loan Amount	Interest Rate	Maturity
$75,000	7.23%	August 30, 2004
500,000	6.11%	August 15, 2004
500,000	6.33%	August 8, 2005
$1,075,000

The Company repaid these loans in full using funds from its margin loan on January 26, 2004.

On April 15, 2004, the Company closed on a $1,000,000 line of credit with Two River secured by the Company’s manufactured home loans.  The interest rate is 5% for the first two years and changes to the five-year FHLB of NY Regular Fixed Rate plus 300bp for the remaining five years.  The line of credit expires in 2011.  The balance on the line of credit at December 31, 2004 was $1,000,000 and the interest rate was 6.25%.

On December 16, 2004, the Company closed on a $2,500,000 short term loan with Two River, secured by the property in Richmond, Virginia. The interest rate is 6.00%.   The loan matures on September 16, 2005.

The Company purchases securities on margin.  At December 31, 2004 and 2003, the margin loan was $6,010,154 and $4,501,824, respectively.  The interest rate ranged from 3.0% to 4.0% during the year ended December 31, 2004, and from 2.75% to 3.0% during the year ended December 31, 2003.  These loans are secured by investment securities with a market value of $12,130,692 and $15,443,909 at December 31, 2004 and 2003, respectively. These margin loans are due on demand.

NOTE 6 - EMPLOYEE STOCK OPTION PLAN

The Company’s 1994 Stock Option Plan (the 1994 plan) expired on December 31, 2003.  On September 28, 2004, the Company’s shareholders approved and ratified the 2004 Stock Option Plan (the 2004 plan) authorizing the grant to officers and key employees of options to purchase up to 750,000 shares of common stock.  Options may be granted at any time through September 27, 2014.  No option shall be available for exercise beyond ten years.  All options are exercisable after one year from date of grant.  The option price shall not be below the fair market value at date of grant.  Cancelled or expired options are added back to the pool of shares available under the 2004 plan.  No grants were made under the 2004 plan.

A summary of the status of the Company's stock option plans as of December 31, 2004, 2003  and 2002, and changes during the periods then ended are as follows:

	12/31/04		12/31/03		12/31/02
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at Beginning of period	80,000	$3.08	150,000	$3.01	140,000	$3.02
Granted	-0-	-0-	-0-	-0-	10,000	2.90
Expired/Cancelled	-0-	-0-	-0-	-0-	-0-	-0-
Exercised	-0-	-0-	70,000	2.93	-0-	-0-

Outstanding at end of period	80,000	$3.08	80,000	3.08	150,000	3.01

Weighted-average fair value of options granted during the year		$-0-		$ -0-		$ .20

The following is a summary of stock options outstanding as of December 31, 2004:

Date of Grant	Number of Employees	Number of Shares	Option Price	Expiration Date

10/4/00	2	20,000	$2.625	10/4/05
10/4/01	1	50,000	3.30	10/4/09
1/16/02	2	10,000	2.90	1/16/07
		80,000

As of December 31, 2004, there were 750,000 shares available for grant under the 2004 Plan.

NOTE 7 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

Effective August 28, 1995, the Company implemented a Dividend Reinvestment and Stock Purchase Plan (DRIP).  Under the terms of the DRIP, shareholders who participate may reinvest all or part of their dividends in additional shares of the Company at approximately 95% of the market price.

Shareholders may also purchase additional shares at approximately 95% of its market price by making optional cash payments.  For the year ended December 31, 2004, 2003 and 2002, the Company received $4,168,273, $2,872,459, and $1,933,092, respectively.  There were 669,018, 733,926, and 580,523 new shares issued, respectively.

The Company paid the following dividends in the years 2004, 2003 and 2002:

Payment Date	Record Date	Amount	Per Share

12/15/2004	11/15/2004	$914,066	$.25
6/15/2004	5/17/2004	820,106	. 25
12/15/2003	11/17/2003	608,492.20
6/16/2003	5/15/2003	570,012.20
12/16/2002	11/15/2002	748,497.35

On January 13, 2005, the Company declared a dividend of $.25 per share to be paid on June 15, 2005 to shareholders of record on May 16, 2005.

NOTE 8 – INCOME FROM LEASES

The Company derives income from operating leases on its commercial properties.  In general, these leases are written for periods up to ten years with various provisions for renewal,  In addition, these leases generally contain clauses for reimbursement (or direct payment) of real estate taxes, maintenance, insurance and certain operating expenses of the properties.  Minimum rents due under noncancellable leases at December 31, 2004 are scheduled as follows:

Year Ending December 31,	2005	$3,057,788
	2006	3,128,131
	2007	3,158,182
	2008	3,047,011
	2009	3,031,051
	Thereafter	7,163,306

NOTE 9 - INCOME TAXES

The Company has elected to be taxed as a REIT.   As the Company has not distributed all of its income currently, a provision for Federal excise and other taxes of $121,646, $107,370, and $50,000 has been made for the years ended December 31, 2004, 2003 and 2002 and 2002, respectively.  Included in the 2004 and 2003 tax provision is a Federal liability for built-in gains on the sale of assets acquired by the Company before its REIT election.

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

Payments to Affiliated Persons

During 2004, 2003 and 2002, Eugene W. Landy, President of the Company, received $53,200, $70,700, and $70,700, respectively in salary, legal and director fees for these periods, respectively.

Transactions with United Mobile Homes, Inc. (United)

United owns and operates manufactured home communities.  Four Directors of the Company are also Directors and shareholders of United.

During the years ended December 31, 2004, 2003, and 2002, the Company (MHS prior to December 6, 2001) sold 3, 4, and 2 manufactured homes, respectively, to United for total sales prices of $64,824, $78,195, and $43,181, respectively, at the Company’s cost.  These sales represented 39%, 29%, and 11%, respectively, of the total sales made by the Company.  These manufactured homes were available through the Company, but could have been acquired by United from a third party at approximately the same price.

United financed/refinanced certain loans made by the Company to third parties during 2004 and 2003.  The total amount financed was $70,150 and $307,745, respectively.

The Company held common stock of United in its securities portfolio at December 31, 2003.  See Note 4 for holdings.  During 2004, the Company sold the common stock of United in the open market and recognized a gain of $103,705.

United holds $1,000,000 of the Convertible Subordinated Debentures at December 31, 2004.

Transactions with Monmouth Real Estate Investment Corporation (MREIC)

MREIC owns industrial properties on long-term net leases to credit tenants.  Three Directors of the Company are also Directors of MREIC.  The Company held common stock of MREIC in its securities portfolio at December 31, 2003.  See Note 4 for holdings.  During 2004, the Company sold the common stock of MREIC in the open market and recognized a gain of $1,626.

MREIC owns $500,000 of the Convertible Subordinated Debentures at December 31, 2004.

NOTE 11 – GROUP CONCENTRATIONS OF CREDIT RISK

The Company owns seven properties totaling 557,831 square feet of which three or 229,571 square feet or 41% are leased to Federal Express Corporation and subsidiaries (FedEx).  Rental income and reimbursements from FedEx totaled approximately $2,180,000, $1,297,000, and $589,000 or 77%, 75%, and 58%, for the years ended December 31, 2004, 2003, and 2002, respectively.

The Company’s loan portfolio is diversified. Generally, loans are collateralized by the manufactured homes.  At December 31, 2004, 2003 and 2002, all loans were secured.

NOTE 12- FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company is required to disclose certain information about fair values of financial instruments, as defined in Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments”.

Limitations

Estimates of fair value are made at a specific point in time based upon where available, relevant market prices and information about the financial instrument. Such estimates do not include any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument.  All of the Company’s securities available for sale have quoted market values.  However, for a portion of the Company’s financial instruments, no quoted market value exists. Therefore, estimates of fair value are necessarily based on a number of significant assumptions (many of which involve events outside the control of management).  Such assumptions include assessments of current economic conditions, perceived risks associated with these financial instruments and their counterparties, future expected loss experience and other factors.  Given the uncertainties surrounding these assumptions, the reported fair values represent estimates only, and, therefore, cannot be compared to the historical accounting model. Use of different assumptions or methodologies is likely to result in significantly different fair value estimates.

The fair value of cash and cash equivalents and loans receivable approximates their current carrying amounts since all such items are short-term in nature. The fair value of securities available for sale is based upon quoted market values (See Note 4). At December 31, 2004, the fair and carrying value of mortgages payable amounted to $22,230,848 and $21,663,355, respectively.  At December 31, 2003, the fair and carrying value of mortgages payable amounted to $16,287,506 and $15,889,239, respectively.  The fair value of loans payable approximates their current carrying amounts since such amounts payable are at a current market rate of interest.

NOTE 13 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the year ended December 31, 2004, 2003 and 2002, for interest and taxes are as follows:

	12/31/04	12/31/03	12/31/02

Interest	$1,621,970	$945,058	$792,667

Taxes	151,489	113,242	58,535

During the years ended December 31, 2004, 2003 and 2002, the Company had dividend reinvestments of $417,409, $264,510, and $196,503, respectively, which required no cash transfers.

During the years ended December 31, 2004, 2003, and 2002, the collateral for loans receivable of $235,512, $185,768, and $254,608, respectively, was repossessed and placed in inventory.

NOTE 14 – SUBSEQUENT EVENTS

On February 24, 2005, the Company purchased a 68,385 square foot industrial building in Tampa, Florida.  This warehouse facility is 100% net leased to Kellogg Sales Co. for 20 years.  The lease expires December 31, 2009.  The average monthly rental over the term of the lease is $37,000.  The purchase price, including closing costs, was approximately $5,600,000.  The Company obtained $4,000,000 in mortgages at an interest rate of 5.71% on $3,400,000 principal, due March 1, 2015 and 5.24% on $600,000 principal, due March 1, 2010.  In addition, the Company obtained $1,500,000 from its margin loan.

During February 2005, the Company signed an agreement with an investment bank to sell a private placement of approximately $10,000,000 in new convertible subordinated debentures (new debentures).  It is anticipated that the private placement will close in early 2005.   It is anticipated that the proceeds will be used to pay off short term debt, to acquire properties, and for general corporate purposes.

In anticipation of the private placement, United has advanced the Company $5,000,000 for its subscription in the new debentures.  The Company will pay United 8% interest on this advance.  Currently, United owns $1,000,000 of the $5,370,000 Debentures currently outstanding at December 31, 2004 (see Note 10)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONMOUTH CAPITAL CORPORATION

BY:  /s/  Eugene W. Landy

        EUGENE W. LANDY

        President

BY:  /s/  Anna T. Chew

        ANNA T. CHEW

       Chief Financial Officer

Dated:     March 11,  2005

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Title	Date
/s/ Eugene W. Landy EUGENE W. LANDY	President and Director	March 11, 2005
/s/ Anna T. Chew ANNA T. CHEW	Chief Financial Officer and Director	March 11, 2005
/s/ Neal Herstik NEAL HERSTIK	Director	March 11, 2005
/s/ Michael P. Landy MICHAEL P. LANDY	Executive Vice President and Director	March 11, 2005
/s/ Robert G. Sampson ROBERT G. SAMPSON	Director	March 11, 2005
/s/ Eugene Rothenberg EUGENE ROTHENBERG	Director	March 11, 2005
/s/ Stephen B. Wolgin STEPHEN B. WOLGIN	Director	March 11, 2005