Form 10-Q
period 2005-03-31
MONMOUTH CAPITAL CORP
filed 2005-05-16
CIK 67618

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

(    )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ___________________   to _____________________

For the Quarter ended                                                            Commission File No.

  March 31, 2005

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

The number of shares or other units outstanding of each of the issuer's classes of securities as of May 1, 2005 was 3,952,088 shares.

MONMOUTH CAPITAL CORPORATION

FOR THE QUARTER ENDED MARCH 31, 2005

CONTENTS

PART I – FINANCIAL INFORMATION	PAGE NO.

Item 1 – Financial Statements (Unaudited):

Consolidated Balance Sheets	3-4

Consolidated Statements of Income	5

Consolidated Statements of Cash Flow	6

Notes to Consolidated Financial Statements	7-11

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-16

Item 3 – Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding year to the date of this Form 10-Q.

Item 4 – Controls and Procedures	16

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings	17

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3 – Defaults Upon Senior Securities	17

Item 4 – Submission of Matters to a Vote of Security Holders	17

Item 5 – Other Information	17

Item 6 – Exhibits	17

SIGNATURES	18

MONMOUTH CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2005 AND DECEMBER 31, 2004

ASSETS	March 31, 2005	December 31, 2004

Real Estate Investments:
Land	$10,970,003	$9,915,003
Buildings, Improvements and Equipment, net of accumulated depreciation of $1,572,394 and $1,399,815, respectively	33,551,118	29,139,568
Total Real Estate Investments	44,521,121	39,054,571

Cash and Cash Equivalents	4,308,400	533,686
Securities Available for Sale, at Fair Value:
Federal National Mortgage Association	442,840	449,275
Government National Mortgage Association	36,349	39,352
Other Securities Available for Sale	9,922,996	11,642,065
Accounts Receivable	138,645	59,188
Subscriptions Receivable	1,690,000	-0-
Loans Receivable, net of allowance for losses of $48,815 and $54,736, respectively	1,096,890	1,145,922
Inventory	120,843	99,870
Prepaid Expenses and Other Assets	133,620	117,181
Financing Costs, net of accumulated amortization of $121,997 and $104,032, respectively	773,882	659,928
Leasing costs, net of accumulated amortization of $53,277 and $45,037, respectively	339,808	348,048

TOTAL ASSETS	$63,525,394	$54,149,086

-UNAUDITED-

See Notes to the Consolidated Financial Statements

MONMOUTH CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS (CONT’D.)

AS OF MARCH 31, 2005 AND DECEMBER 31, 2004

	March 31, 2005	December 31, 2004

LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgages Payable	$25,465,843	$21,663,355
Convertible Subordinated Debentures, due 2013	5,370,000	5,370,000
Convertible Subordinated Debentures, due 2015	10,420,000	-0-
Loans Payable	3,565,798	9,510,154
Accounts Payable and Accrued Expenses	296,070	229,078
Other Liabilities	117,915	74,401

Total Liabilities	45,234,626	36,846,988

Minority Interest	1,895,907	1,856,005

Shareholders' Equity:
Common Stock par value $1.00 per share; authorized 10,000,000 shares; issued and outstanding 3,897,528 and 3,750,481 shares respectively	3,897,528	3,750,481
Additional Paid-In Capital	11,275,643	10,479,189
Accumulated Other Comprehensive Income	572,349	1,216,423
Retained Earnings	648,341	-0-

Total Shareholders' Equity	16,393,861	15,446,093

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$63,525,394	$54,149,086

-UNAUDITED-

                                       See Notes to the Consolidated Financial Statements

MONMOUTH CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED

MARCH 31, 2005 AND 2004

	2005	2004
Income:
Rental Income & Reimbursements	$1,060,335	$635,145
Interest and Dividend Income	256,408	284,028
Sales of Manufactured Homes	14,700	45,041
Gain on Securities Transactions, net	468,634	781,043
Other Income	504	146
Total Income	1,800,581	1,745,403

Expenses:
Cost of Sales of Manufactured Homes	15,025	30,484
Real Estate Taxes	44,247	30,608
Salaries and Employee Benefits	53,115	51,702
Professional Fees	12,622	37,363
Interest Expense	583,894	401,402
Depreciation	172,579	189,674
Other Expenses	174,414	118,121
Total Expenses	1,055,896	859,354

Income Before Minority Interest	744,685	886,049

Minority Interest	78,344	23,337

INCOME BEFORE INCOME TAXES	666,341	862,712

INCOME TAXES	18,000	75,000
NET INCOME	$648,341	$787,712

NET INCOME PER SHARE-BASIC AND DILUTED
Basic	$ .17	$ .25
Diluted	$ .12	$ .22

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	3,840,928	3,112,550
DILUTED	6,168,193	4,055,116

-UNAUDITED-

See Notes to Consolidated Financial Statement

MONMOUTH CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

 FOR THE QUARTER ENDED MARCH 31, 2005 AND 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$648,341	$787,712
Non-Cash Adjustments:
Income Allocated to Minority Interest	78,344	23,773
Depreciation and Amortization	198,784	214,161
Gain on Securities Transactions, net	(468,634)	(794,910)
Changes In Operating Assets and Liabilities:
Accounts Receivable	(79,457)	(17,488)
Inventory	16,177	-0-
Prepaid Expenses and other assets	(16,439)	(56,482)
Accounts Payable and Accrued Expenses	66,992	58,095
Other Liabilities	43,514	(19,968)
Net Cash Provided by Operating Activities	487,622	194,893

CASH FLOWS FROM INVESTING ACTIVITIES:
Collections and Other Decreases in Loans Receivable	11,882	84,246
Purchase of Securities Available for Sale	-0-	(2,882,430)
Proceeds from Sales and Other Decreases in Securities Available for Sale	1,553,067	3,153,757
Additions to Real Estate Investments	(5,639,129)	-0-
Net Cash (Used in) Provided by Investing Activities	(4,074,180)	355,573

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Decrease in Loans Payable	(5,944,356)	(1,159,121)
Proceeds from Mortgages	4,000,000	-0-
Principal Payments on Mortgages	(197,512)	(135,030)
Proceeds from Issuance of Convertible Subordinated Debentures	8,730,000	-0-
Payment of Financing Costs	(131,919)	-0-
Decrease in Minority Interest	(38,442)	(38,442)
Proceeds from the Issuance of Common Stock	943,501	786,513
Net Cash Provided by (Used in) Financing Activities	7,361,272	(546,080)

Net Increase in Cash	3,774,714	4,386
Cash at Beginning of Period	533,686	314,091
Cash at End of Period	$4,308,400	$318,477

-UNAUDITED-

See Notes to the Consolidated Financial Statements

MONMOUTH CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICY

The interim consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2005 and for all periods presented.   All adjustments made in the interim period were of a normal recurring nature.    Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited financial statements and notes thereto included in the annual report of Monmouth Capital Corporation (the Company) for the year ended December 31, 2004 have been omitted.

The Company has elected to be taxed as a real estate investment trust (REIT).  As a REIT, the Company would not be taxed on the portion of its income which is distributed to shareholders, provided it meets certain requirements.

On February 8, 2005, the Company formed a wholly-owned taxable REIT subsidiary organized in Maryland, named MCC Financial, Inc.   MCC Financial, Inc. had no activity during the quarter ended March 31, 2005.

Certain reclassifications have been made to the financial statements for the prior period to conform to the current period presentation.

Employee Stock Options

The Company followed APB Opinion No. 25 in accounting for its stock option plan prior to January 1, 2003, and accordingly no compensation cost had been recognized for grants made prior to January 1, 2003.  The Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation” on January 1, 2003.  Under the prospective method of adoption selected by the Company under the provisions of SFAS No. 148, "Accounting for  Stock  Based  Compensation, Transition and Disclosure", no compensation costs have been recognized in the three months ended March 31, 2005 and 2004, as the Company did not grant stock-based employee compensation during the those periods.

On September 28, 2004, the Company’s shareholders approved the 2004 Stock Option Plan (the Plan), authorizing the grant to officers, and key employees of options to purchase up to 750,000 shares of common stock. During the three months ended March 31, 2005, no participants exercised their stock options, and no stock options expired.  As of March 31, 2005, there were options outstanding to purchase 80,000 shares and 750,000 shares were available for grant under the Plan.

NOTE 2 – NET INCOME PER SHARE AND COMPREHENSIVE INCOME

Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period.  Diluted net income per share is calculated by dividing net income plus interest expense related to the Company’s Convertible Subordinated Debentures (the Debentures) by the weighted-average number of common shares outstanding plus the weighted-average number of shares that would be issued upon exercise of stock options pursuant to the treasury stock method, plus the number of shares resulting from the possible conversion of the Debentures.  Options in the amount of 42,932 and 47,566 are included in the diluted weighted-average shares outstanding for the three months ended March 31, 2005 and 2004, respectively.  Interest expense of $109,716 and $107,400 relating to the Debentures is added back to net income in the numerator for diluted net income per share for the three months ended March 31, 2005 and 2004, respectively.  Common stock relating to the Company’s Debentures totaling 2,284,333 and 895,000 shares are also included in the diluted weighted-average shares outstanding for the three months ended March 31, 2005 and 2004, respectively.

The following table sets forth the components of the Company's comprehensive income:

	Three Months 3/31/05	Three Months 3/31/04

Net Income	$648,341	$787,712
Other Comprehensive Income Unrealized holding gains (losses) arising during the period	(644,074)	(271,185)
Comprehensive Income	$4,267	$516,527

NOTE 3 – REAL ESTATE INVESTMENTS

On February 24, 2005, the Company purchased a 68,385 square foot industrial building in Tampa, Florida.  This warehouse facility is 100% net leased to Kellogg Sales Co. for 20 years.  The lease expires December 31, 2009.  The average monthly rental over the term of the lease is $37,000.  The purchase price, including closing costs, was approximately $5,600,000.  The Company obtained $4,000,000 in mortgages at an interest rate of 5.71% on $3,400,000 of principal, due March 1, 2015 and 5.24% on $600,000 of principal, due March 1, 2010.  In addition, the Company obtained $1,500,000 from its margin loan.

NOTE 4 – SECURITIES AVAILABLE FOR SALE AND DERIVATIVE INSTRUMENTS

During the three months ended March 31, 2005, the Company sold or redeemed $1,169,115 in securities available for sale, recognizing a gain on sale of $383,953.

During the three months ended March 31, 2005, the Company invested in futures contracts of ten-year treasury notes with a notional amount of $5,000,000, with the objective of reducing the exposure of the preferred equity and debt securities portfolio to interest rate fluctuations.  Changes in the market value of these derivatives have been recorded in gain on securities transactions, net with corresponding amounts recorded in other assets on the balance sheet.  The fair value of the derivatives at March 31, 2005 was an asset of $46,093.  During the three months ended March 31, 2005, the Company recorded a realized gain on settled futures contracts of $38,588 which is included in gain on securities transactions, net.

NOTE 5 – CONVERTIBLE SUBORDINATED DEBENTURES

On March 30, 2005, the Company completed a private placement offering of $10,420,000 (less approximately $475,000 in offering costs) of 8% Convertible Subordinated Debentures, due 2015 (the 2015 Debentures).  Interest will be paid semi-annually in arrears on April 30 and October 31 of each year, commencing October 31, 2005.  The 2015 Debentures are convertible into common stock of the Company at any time prior to redemption or maturity, at the conversion price of $7.50 per share (equivalent to a rate of 133.3333 shares of common stock for each $1,000 principal amount), subject to adjustment under certain conditions.

The Company may redeem the 2015 Debentures, at its option, in whole or in part, at any time on and after March 30, 2006 at the redemption prices set below.  The redemption price, expressed as a percentage of the principal amount, is as follows for the 12-month periods beginning on:

Period	Redemption Price

March 30, 2006	110%
March 30, 2007	110%
March 30, 2008	110%
March 30, 2009	110%
March 30, 2010	105%
March 30, 2011 and Thereafter	100%

In each case, the Company will pay accrued and unpaid interest to, but excluding, the date fixed for redemption.

No sinking fund is provided for the 2015 Debentures.  The Company may redeem the debentures, at our option, in whole or in part, at any time prior to March 30, 2006, upon at least 30 and not more than 60 days’ notice by mail to the holders of the 2015 Debentures, at a redemption price equal to 100% of the principal amount of the 2015 Debentures to be redeemed, plus accrued and unpaid interest to the date fixed for redemption, if the closing price of our common stock has exceeded 150% of the conversion price for at least 20 trading days in the consecutive 30-day trading period ending on the trading day prior to the date we mail the notice of redemption.

As of March 31, 2005, the Company had received $8,730,000 of the $10,420,000 from the 2015 Debentures and the remaining subscription receivable of $1,690,000 was collected in April 2005.  The $8,730,000 is included in cash flows from investing activities.

The Company has additional 8% Convertible Subordinated Debentures, due 2013 (the 2013 Debentures) outstanding at March 31, 2004 of $5,370,000.

NOTE 6 – LOANS PAYABLE

During February 2005, in anticipation of the 2015 Debenture offering, United Mobile Homes, Inc., (United) an affiliated company, advanced the Company $5,000,000 for United’s subscription.  The Company paid United 8% interest on this advance through the closing date of the issuance of the 2015 Debentures.  United currently owns $5,000,000 of the Company’s 2015 Debentures and $1,000,000 of the 2013 Debentures.

The Company repaid the $2,500,000 short term loan and the $1,000,000 line of credit with Two River Community Bank during the three months ended March 31, 2005.

NOTE 7 – SHAREHOLDER’S EQUITY

For the three months ended March 31, 2005, the Company received $943,501 from the Dividend Reinvestment and Stock Purchase Plan (DRIP).  There were 147,047 shares issued, resulting in 3,897,528 shares outstanding.

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

On January 13, 2005 the Company declared a dividend of $0.25 per share to be paid on June 15, 2005 to shareholders of record on May 16, 2005.

Cash paid for interest and taxes during the three months ended March 31, 2005 and 2004 was as follows:

	2005	2004
Interest	$476,494	$275,811
Taxes	32,000	87,679

During the three months ended March 31, 2005 and 2004, the Company repossessed the collateral for loans receivable of $37,150 and $24,643, respectively, and placed it into inventory.

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

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

FASB Standard No. 123R, “Share-Based Payment.”

On April 14, 2005 the Securities and Exchange Commission amended the compliance dates for the Financial Accounting Standard Board’s Statement of Financial Accounting Standards No.123 (revised 2004), Share-Based Payment (Statement No. 123R).  The Commissions new rule allows companies to implement Statement No. 123R at the beginning of the next fiscal year, instead of the next reporting period, that begins after June 15, 2005, or December 15, 2005 for small business issuers.  The Commissions new rule does not change the accounting required by Statement No. 123R; it changes only the dates for compliance with the standard.  The Company has evaluated the impact of implementation of Statement No. 123R and does not believe that it will be material.

MONMOUTH CAPITAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS OF FINANCIAL CONDITION

Overview

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto elsewhere herein and the Company’s December 31, 2004 annual report on Form 10-K.

The Company operates as a hybrid-diversified REIT.  Currently, the Company’s primary business is the ownership of eight industrial properties subject to medium term leases and investing in marketable securities. These securities include securities of other REITS and mortgage-backed securities. The Company also has loans receivable and inventory related to the sales of manufactured homes.  Prior to March 31, 2001, the Company was engaged in the manufactured home sales and finance business.

The Company’s revenue primarily consists of rental and reimbursement income from the ownership of the industrial properties, interest and dividend income, and gains on securities transactions.   Sales of manufactured homes relates to the sale of inventory which had been repossessed and resold.

Although the Company currently owns eight industrial properties, management would consider other types of real estate acquisitions. Management anticipates that the Company will acquire approximately $24,000,000 in properties during 2005. The Company purchased a 68,385 square foot industrial building for approximately $5,600,000 during the first quarter ended March 31, 2005.  The current acquisitions environment is competitive and management may not be able to locate suitable properties for acquisition.

Rental income and reimbursements increased $425,190 or 67% for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.   This increase is due mainly to the rent and reimbursements related to the new property acquisitions made at the end of 2004.  Net income decreased $139,371 or 18% for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.  The decrease is due mainly to a decrease in gains on securities transactions, and an increase in interest expense, partially offset by the increase in rental income and reimbursements.

The Company has financed acquisitions through capital raised through the Company’s Dividend Reinvestment and Stock Purchase Plan, by obtaining mortgages, and from private placement offerings, including the Convertible Subordinated Debentures.   If suitable acquisitions cannot be found during 2005, the Company may invest additional capital raised in REIT securities or pay down outstanding debt.  The Company also invests in debt and equity securities of other REITs for liquidity and additional income.  The Company from time to time may purchase these securities on margin when there is an adequate yield spread.

See PART I, Item 1. Business of the Company’s December 31, 2004 annual report on Form 10-K for a more complete discussion of the economic and industry-wide factors relevant to the Company, the Company's lines of business and principal products and services, and the opportunities, challenges and risks on which the Company is focused.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

At March 31, 2005, the Company owned eight industrial properties with total square footage of approximately 626,000 compared to four industrial properties with total square footage of approximately 289,000 at March 31, 2004.

Rental income and reimbursements increased $425,190 or 67% for the three month ended March 31, 2005 as compared to the three months ended March 31, 2004.   The increase is related to rent and occupancy charges of the properties purchased during 2004 and the Tampa, Florida property during the first quarter of 2005.   The acquisitions made since March 31, 2004 are as follows:

Date of Acquisition	Location	Tenant	Square Feet	Average Annual Rent

7/9/2004	Richmond, VA	Carrier Sales & Distrib.	60,000	$381,000
12/2/20004	Quakertown, PA	Magikitch’n	37,660	246,000
12/27/2004	Montgomery, IL	Home Depot	171,200	870,000
2/28/2005	Tampa, FL	Kellogg Sales Co.	68,385	444,000

Gain on securities transactions, net for the three months ended March 31, 2005 and 2004 consisted of the following:

	3 months 3/31/2005	3 months 3/31/2004
Gain on sale of securities, net	$383,953	$794,910
Gain on settled futures contracts	38,588	-0-
Unrealized gain(loss) on open futures contracts	46,093	(13,867)
Gain on securities transactions, net	$468,634	$781,043

Gain on securities transactions decreased $312,409 or 40% for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.    The Company sold more securities available for sale during the first quarter ended March 31, 2004 than the quarter ended March 31, 2005 due mainly to the unrealized gains existing in the portfolio in the third and fourth quarter of 2003 and the first quarter of 2004.    This decrease was partially offset by an increase in the gains on futures contracts.  During 2004, the Company began investing in futures contracts of ten-year treasury notes to mitigate the effect of interest rate fluctuations on the Company’s debt securities and preferred stock securities portfolio.

Interest expense increased $182,492 for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.   The increase in interest expense is due mainly to the interest related to the mortgages on the acquisitions noted above in Montgomery, Illinois and Tampa, Florida.

Other expenses increased $56,293 or 48% for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.  The increase is due to the additional expenses related to the newly acquired properties noted above and expanded operations.

MATERIAL CHANGES IN FINANCIAL CONDITION

The Company operates as a hybrid-diversified real estate investment trust (REIT) and invests in real estate, mortgages, mortgage-backed securities and other REIT securities.   The Company generated net cash provided by operating activities for the three months ended March 31, 2005 of $487,622.  In addition, the Company raised $943,501 from the issuance of shares of common stock through its Dividend Reinvestment and Stock Purchase Plan (DRIP) for the three months ended March 31, 2005 and $10,420,000 from its 2015 Debenture, closed on March 30, 2005.

Securities available for sale decreased $1,728,507 from December 31, 2004 to March 31, 2005 primarily due to sales of securities available for sale of $1,169,114.  The Company recorded a realized gain on sale of securities available for sale of $383,953.  The Company may purchase additional securities on margin from time to time if the Company can earn an adequate yield spread on the securities.  However, if suitable real properties are identified by management, the Company may decrease its securities portfolio and invest in additional real property.

During the three months ended March 31, 2005, the Company invested in futures contracts of ten-year treasury notes with a notional amount of $5,000,000, with the objective of reducing the exposure of the debt securities portfolio to market rate fluctuations.  Changes in the market value of these derivatives have been recorded in gain on securities transactions, net with corresponding amounts recorded in other assets or other liabilities on the balance sheet.  The fair value of the derivatives at March 31, 2005 was an asset of $46,093.  During the three months ended March 31, 2005, the Company realized a gain on settled futures contracts of $38,588.

Receivables increased $1,769,457 from December 31, 2004 to March 31, 2005.  The increase is due mainly to the debenture subscription receivable of $1,690,000 related to the 2015 debentures.  This amount was collected in April 2005.

On March 31, 2005, the Company closed on $10,420,000 in 8% Convertible Subordinated Debentures due 2015 (the 2015 debentures).  The 2015 debentures are convertible at $7.50 per share.  The Company used the proceeds to pay down existing debt and will use the remaining proceeds for future acquisitions and general corporate purposes.

Mortgages payable increased $3,802,488 from December 31, 2004 to March 31, 2005.  The increase is due to the origination of the mortgage for the Tampa, Florida acquisition of $4,000,000, partially offset by principal payments of mortgages of $197,512.

Loans payable decreased $5,944,356 from December 31, 2004 to March 31, 2005.  The decrease is due to the repayment of the Two River short term loan of $2,500,000, the repayment of $1,000,000 line of credit with Two River and pay downs on the Company’s margin loan.

FUNDS FROM OPERATIONS

Funds from operations (FFO), is defined as net income, excluding gains (or losses) from sales of depreciable assets, plus depreciation.  FFO should be considered as a supplemental measure of operating performance used by real estate investment trusts (REITs).

FFO excludes historical cost depreciation as an expense and may facilitate the comparison of REITs which have different cost basis.  The items excluded from FFO are significant components in understanding and assessing the Company’s financial performance.

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

The Company’s FFO for the three months ended March 31, 2005 and 2004 is calculated as follows:

	Three Months
	2005	2004

Net Income	$648,341	$787,712
Depreciation Expense	172,579	189,674

FFO	$820,920	$977,386

The following are the cash flows provided (used) by operating, investing and financing activities for the three months ended March 31, 2005 and 2004:

	2005	2004

Operating Activities	$487,622	$ 194,893
Investing Activities	(4,074,180)	355,573
Financing Activities	7,361,272	(546,080)

LIQUIDITY AND CAPITAL RESOURCES

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

SAFE HARBOR STATEMENT

This Form 10-Q contains various “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby.  The words “may”, “will”, “expect”, “believe”, “anticipate”, “should”, “estimate”, and similar expressions identify forward-looking statements.  These forward-looking statements reflect the Company’s current views with respect to future events and finance performance, but are based upon current assumptions regarding the Company’s operations, future results and prospects, and are subject to many uncertainties and factors relating to the Company’s operations and business environment which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements.

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

CONTROLS AND PROCEDURES

The Company’s President and Chief Executive Officer and Chief Financial Officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on such evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

The Company’s President and Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

MONMOUTH CAPITAL CORPORATION

PART II - OTHER INFORMATION

FOR THE QUARTER ENDED MARCH 31, 2005

Item 1	- Legal Proceedings - None

Item 2	- Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3	- Defaults Upon Senior Securities - None

Item 4	- Submission of Matters to a Vote of Security Holders - None

Item 5	- Other Information - None

Item 6	- Exhibits

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

Date: May 13, 2005

/s/ Eugene W. Landy

EUGENE W. LANDY

President and Chief Executive Officer

Date: May 13, 2005

/s/ Anna T. Chew

ANNA T. CHEW

Chief Financial Officer