Form 10-Q
period 2005-08-11
MONMOUTH CAPITAL CORP
filed 2005-08-12
CIK 67618

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

(    )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ___________________   to _____________________

For the Quarter ended                                                            Commission File No.

  June 30, 2005

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

Yes ___       No _X_

The number of shares or other units outstanding of each of the issuer's classes of securities as of August 1, 2005 was 4,194,633 shares.

MONMOUTH CAPITAL CORPORATION

FOR THE QUARTER ENDED JUNE 30, 2005

CONTENTS

PART I – FINANCIAL INFORMATION	PAGE NO.

Item 1 – Financial Statements (Unaudited):

Consolidated Balance Sheets	3-4

Consolidated Statements of Income	5

Consolidated Statements of Cash Flow	6

Notes to Consolidated Financial Statements	7-11

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-17

Item 3 – Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding year to the date of this Form 10-Q.

Item 4 – Controls and Procedures	17

PART II – OTHER INFORMATION	18

Item 1 – Legal Proceedings	18

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3 – Defaults Upon Senior Securities	18

Item 4 – Submission of Matters to a Vote of Security Holders	18

Item 5 – Other Information	18

Item 6 – Exhibits	18

SIGNATURES	19

MONMOUTH CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2005 AND DECEMBER 31, 2004

ASSETS	June 30, 2005	December 31, 2004

Real Estate Investments:
Land	$10,970,003	$9,915,003
Buildings, Improvements and Equipment, net of accumulated depreciation of $1,762,462 and $1,399,815, respectively	33,371,827	29,139,568
Total Real Estate Investments	44,341,830	39,054,571

Cash and Cash Equivalents	1,847,319	533,686
Securities Available for Sale, at Fair Value:
Federal National Mortgage Association	320,255	449,275
Government National Mortgage Association	33,463	39,352
Other Securities Available for Sale	12,185,900	11,642,065
Accounts Receivable	138,955	59,188
Loans Receivable, net of allowance for losses of $48,815 and $54,736, respectively	997,154	1,145,922
Inventory	78,727	99,870
Prepaid Expenses and Other Assets	588,869	117,181
Financing Costs, net of accumulated amortization of $143,225 and $104,032, respectively	752,654	659,928
Leasing costs, net of accumulated amortization of $62,130 and $45,037, respectively	330,955	348,048

TOTAL ASSETS	$61,616,081	$54,149,086

-UNAUDITED-

See Notes to the Consolidated Financial Statements

MONMOUTH CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS (CONT’D.)

AS OF JUNE 30, 2005 AND DECEMBER 31, 2004

	June 30, 2005	December 31, 2004

LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgages Payable	$25,238,970	$21,663,355
Convertible Subordinated Debentures, due 2013	5,320,000	5,370,000
Convertible Subordinated Debentures, due 2015	10,420,000	-0-
Loans Payable	1,331,031	9,510,154
Accounts Payable and Accrued Expenses	404,129	229,078
Other Liabilities	54,948	74,401

Total Liabilities	42,769,078	36,846,988

Minority Interest	1,896,487	1,856,005

Shareholders' Equity:
Common Stock par value $1.00 per share; authorized 10,000,000 shares; issued and outstanding 4,123,328 and 3,750,481 shares respectively	4,123,328	3,750,481
Additional Paid-In Capital	12,209,367	10,479,189
Accumulated Other Comprehensive Income	617,821	1,216,423
Retained Earnings	-0-	-0-

Total Shareholders' Equity	16,950,516	15,446,093

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$61,616,081	$54,149,086

-UNAUDITED-

See Notes to the Consolidated Financial Statements

MONMOUTH CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2005 AND 2004

	Three Months Ended		Six Months Ended
	6/30/05	6/30/04	6/30/05	6/30/04
Income:
Rental Income & Reimbursements	$ 1,305,198	$ 606,826	$ 2,365,533	$ 1,241,971
Interest and Dividend Income	217,442	342,011	473,850	626,213
Sales of Manufactured Homes	48,016	50,000	62,716	81,000
Gain on Securities Transactions, net	(23,463)	77,467	445,171	872,377
Other Income	667	132,841	1,171	132,987
Total Income	1,547,860	1,209,145	3,348,441	2,954,548

Expenses:
Cost of Sales of Manufactured Homes	48,015	54,439	63,040	84,923
Real Estate Taxes	87,554	44,453	131,801	75,061
Salaries and Employee Benefits	74,129	74,511	127,244	126,213
Professional Fees	9,031	14,945	21,653	52,308
Interest Expense	742,897	387,523	1,326,791	788,925
Depreciation	188,084	185,636	360,663	375,310
Other Expenses	178,411	110,804	352,825	228,925
Total Expenses	1,328,121	872,311	2,384,017	1,731,665

Income Before Minority Interest	219,739	336,834	964,424	1,222,883

Minority Interest	48,532	53,422	126,876	76,759

INCOME BEFORE INCOME TAXES	171,207	283,412	837,548	1,146,124

INCOME TAXES	18,000	30,000	36,000	105,000
NET INCOME	$ 153,207	$ 253,412	$ 801,548	$ 1,041,124

NET INCOME PER SHARE-BASIC AND DILUTED
Basic	$ .04	$ .08	$ .21	$ .33
Diluted	$ .04	$ .08	$ .16	$ .30

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	3,943,095	3,256,753	3,892,294	3,184,571
DILUTED	6,260,729	3,298,237	6,211,337	4,124,357

-UNAUDITED-

See Notes to Consolidated Financial Statement

MONMOUTH CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$801,548	$1,041,124
Non-Cash Adjustments:
Income Allocated to Minority Interest	126,876	75,759
Depreciation and Amortization	416,949	422,967
Gain on Securities Transactions, net	(445,171)	(872,377)
Changes In Operating Assets and Liabilities:
Accounts Receivable	(79,767)	6,617
Inventory	21,143	90,622
Prepaid Expenses and other assets	(471,688)	(66,513)
Accounts Payable and Accrued Expenses	175,051	(48,796)
Other Liabilities	(19,453)	20,072
Net Cash Provided by Operating Activities	525,488	669,475

CASH FLOWS FROM INVESTING ACTIVITIES:
Collections and Other Decreases in Loans Receivable	148,768	92,585
Purchase of Securities Available for Sale	(4,027,435)	(2,933,004)
Proceeds from Sales and Other Decreases in Securities Available for Sale	3,465,078	3,397,233
Additions to Real Estate Investments	(5,647,922)	-0-
Net Cash (Used in) Provided by Investing Activities	(6,061,511)	556,814

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Decrease in Loans Payable	(8,179,123)	(629,277)
Proceeds from Mortgages	4,000,000	-0-
Principal Payments on Mortgages	(424,385)	(284,443)
Proceeds from Issuance of Convertible Subordinated Debentures	10,420,000	-0-
(Payment) Refund of Financing Costs	(131,919)	10,001
Decrease in Minority Interest	(86,394)	(75,883)
Proceeds from the Issuance of Common Stock	2,038,107	1,697,528
Dividends Paid	(786,630)	(615,498)
Net Cash Provided by (Used in) Financing Activities	6,849,656	102,428

Net Increase in Cash	1,313,633	1,328,717
Cash at Beginning of Period	533,686	314,091
Cash at End of Period	$1,847,319	$1,642,808

-UNAUDITED-

See Notes to the Consolidated Financial Statements

MONMOUTH CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICY

The interim consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2005 and for all periods presented.   All adjustments made in the interim period were of a normal recurring nature.    Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited financial statements and notes thereto included in the annual report of Monmouth Capital Corporation (the Company) for the year ended December 31, 2004 have been omitted.

The Company has elected to be taxed as a real estate investment trust (REIT).  As a REIT, the Company would not be taxed on the portion of its income which is distributed to shareholders, provided it meets certain requirements.

On February 8, 2005, the Company formed a wholly-owned taxable REIT subsidiary organized in Maryland, named MCC Financial, Inc.   MCC Financial, Inc. had no activity during the quarter ended June 30, 2005.

Certain reclassifications have been made to the financial statements for the prior period to conform to the current period presentation.

Employee Stock Options

The Company followed APB Opinion No. 25 in accounting for its stock option plan prior to January 1, 2003, and accordingly no compensation cost had been recognized for grants made prior to January 1, 2003.  The Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation” on January 1, 2003.  Under the prospective method of adoption selected by the Company under the provisions of SFAS No. 148, "Accounting for  Stock  Based  Compensation, Transition and Disclosure", no compensation costs have been recognized in the three months ended June 30, 2005 and 2004, as the Company did not grant stock-based employee compensation during the those periods.

On September 28, 2004, the Company’s shareholders approved the 2004 Stock Option Plan (the Plan), authorizing the grant to officers, and key employees of options to purchase up to 750,000 shares of common stock. During the three months ended June 30, 2005, no participants exercised their stock options, and no stock options expired.  As of June 30, 2005, there were options outstanding to purchase 80,000 shares and 750,000 shares were available for grant under the Plan.

NOTE 2 – NET INCOME PER SHARE AND COMPREHENSIVE INCOME

Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period.  Diluted net income per share is calculated by dividing net income plus interest expense related to the Company’s Convertible Subordinated Debentures (the Debentures) by the weighted-average number of common shares outstanding plus the weighted-average number of shares that would be issued upon exercise of stock options pursuant to the treasury stock method, plus the number of shares resulting from the possible conversion of the Debentures.  Options in the amount of 41,634 and 41,484 are included in the diluted weighted-average shares outstanding for the three months ended June 30, 2005 and 2004, respectively.  Options in the amount of 43,043 and 44,786 are included in the diluted weighted-average shares outstanding for the six months ended June 30, 2005 and 2004, respectively.  Interest expense of $315,800 relating to the Debentures is added back to net income in the numerator for diluted net income per share for the three months ended June 30, 2005.  Interest expense of $425,516 and $214,800 relating to the Debentures is added back to net income in the numerator for diluted net income per share for the six months ended June 30, 2005 and 2004, respectively.  Common stock relating to the Company’s Debentures totaling 2,276,000 shares are also included in the diluted weighted-average shares outstanding for the three months ended June 30, 2005.  Common stock relating to the Company’s Debentures totaling 2,276,000 and 895,000 shares are also included in the diluted weighted-average shares outstanding for the six months ended June 30, 2005 and 2004, respectively.  For the three months ended June 30, 2004, the Company’s outstanding Debentures are excluded from the computation due to their antidilutive effect.  Accordingly there is no effect on net income in the calculation of diluted EPS for the three months ended June 30, 2004.

The following table sets forth the components of the Company's comprehensive income:

	Three Months 6/30/05	Three Months 6/30/04	Six Months 6/30/05	Six Months 6/30/05

Net Income	$153,207	$253,412	$801,548	$1,041,124
Other Comprehensive Income, net of tax Unrealized holding gains (losses) arising during the period	45,472	(1,213,967)	(598,602)	(1,485,152)
Comprehensive Income	$198,679	$(960,555)	$202,946	$(444,028)

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

NOTE 4 – SECURITIES AVAILABLE FOR SALE AND DERIVATIVE INSTRUMENTS

During the six months ended June 30, 2005, the Company sold or redeemed $3,019,907 in securities available for sale, recognizing a gain on sale of $556,666.

During the six months ended June 30, 2005, the Company invested in futures contracts of ten-year treasury notes with a notional amount of $5,000,000, with the objective of reducing the exposure of the preferred equity and debt securities portfolio to interest rate fluctuations.  Changes in the market value of these derivatives have been recorded in gain on securities transactions, net with corresponding amounts recorded in other assets on the balance sheet.  The fair value of the derivatives at June 30, 2005 and December 31, 2004 was an asset of $19,141 and $4,687.  During the three and six months ended June 30, 2005, the Company recorded a realized loss on settled futures contracts of $169,225 and $130,637, respectively, which is included in gain on securities transactions, net.  During the three and six months ended June 30, 2004, the Company recorded a realized gain on settled futures contracts of $107,037.

NOTE 5 – CONVERTIBLE SUBORDINATED DEBENTURES

On March 30, 2005, the Company completed a private placement offering of $10,420,000 (less approximately $30,000 in offering costs) of 8% Convertible Subordinated Debentures, due 2015 (the 2015 Debentures).  Interest will be paid semi-annually in arrears on April 30 and October 31 of each year, commencing October 31, 2005.  The 2015 Debentures are convertible into common stock of the Company at any time prior to redemption or maturity, at the conversion price of $7.50 per share (equivalent to a rate of 133.3333 shares of common stock for each $1,000 principal amount), subject to adjustment under certain conditions.

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

The Company has additional 8% Convertible Subordinated Debentures, due 2013 (the 2013 Debentures) outstanding at June 30, 2005 of $5,320,000.  During the six months ended June 30, 2005, one shareholder converted a total of $50,000 of these debentures and received 8,333 shares of common stock.

NOTE 6 – LOANS PAYABLE

During February 2005, in anticipation of the 2015 Debenture offering, United Mobile Homes, Inc., (United) an affiliated company, advanced the Company $5,000,000 for its subscription.  The Company paid United 8% interest on this advance through the closing date of the issuance of the 2015 Debentures.  United currently owns $5,000,000 of the Company’s 2015 Debentures and $1,000,000 of the 2013 Debentures.

The Company repaid the $2,500,000 short term loan and the $1,000,000 line of credit with Two River Community Bank during the six months ended June 30, 2005.

NOTE 7 – SHAREHOLDER’S EQUITY

During the six months ended June 30, 2005, the Company received, including dividend reinvestments of $2,038,107, a total of $2,255,178 from the Dividend Reinvestment and Stock Purchase Plan (DRIP).  There were 364,514 shares issued, resulting in 4,123,328 shares outstanding.

On June 15, 2005, the Company paid $1,003,701 (including dividends reinvested) as a dividend of $.25 per share to shareholders of record as of May 16, 2005.

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and taxes during the three months ended June 30, 2005 and 2004 was as follows:

	2005	2004
Interest	$1,188,523	$778,870
Taxes	25,000	117,679

During the six months ended June 30, 2005 and 2004, the Company repossessed the collateral for loans receivable of $50,391 and $91,962, respectively, and placed it into inventory.

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

The Company operates as a hybrid-diversified REIT.  Currently, the Company’s primary business is the ownership of eight industrial properties subject to medium term leases and investing in marketable securities. These securities include securities of other REITS and mortgage-backed securities. The Company also has loans receivable and inventory related to the sales of manufactured homes.  Prior to June 30, 2001, the Company was engaged in the manufactured home sales and finance business.

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

Rental income and reimbursements increased $698,372 or 115% for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004.   Rental income and reimbursements increased $1,123,562 or 90% for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.   This increase is due mainly to the rent and reimbursements related to the new property acquisitions made at the end of 2004 and the first quarter of 2005.  Net income decreased $100,205 or 40% for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004.  Net income decreased $239,576 or 23% for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.  The decrease is due mainly to a decrease in gains on securities transactions, an increase in interest expense, partially offset by the increase in rental income and reimbursements.

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

MATERIAL CHANGES IN RESULTS OF OPERATIONS

At June 30, 2005, the Company owned eight industrial properties with total square footage of approximately 626,000 compared to four industrial properties with total square footage of approximately 289,000 at June 30, 2004.

Rental income and reimbursements increased $698,372 or 115% for the three month ended June 30, 2005 as compared to the three months ended June 30, 2004.   Rental income and reimbursements increased $1,123,562 or 90% for the six month ended June 30, 2005 as compared to the six months ended June 30, 2004.   The increase is related to rent and occupancy charges of the properties purchased during 2004 and the Tampa, Florida property during the first quarter of 2005.   The acquisitions made since June 30, 2004 are as follows:

Date of Acquisition	Location	Tenant	Square Feet	Average Annual Rent

7/9/2004	Richmond, VA	Carrier Sales & Distrib.	60,000	$381,000
12/2/20004	Quakertown, PA	Magikitchin	37,660	246,000
12/27/2004	Montgomery, IL	Home Depot	171,200	870,000
2/28/2005	Tampa, FL	Kellogg Sales Co.	68,385	444,000

Gain on securities transactions, net for the three and six months ended June 30, 2005 and 2004 consisted of the following:

	Three Months		Six Months
	6/30/05	6/30/04	6/30/05	6/30/04

Gain on sale of securities, net	$172,713	$10,469	$556,666	$819,246
Gain (loss) on settled futures contracts	(169,225)	107,037	(130,637)	107,037
Gain (loss) on open futures contracts	(26,952)	(40,039)	19,141	(53,906)

Gain on securities transactions, net	$(23,464)	$77,467	$445,170	$872,377

Gain on sale of securities increased $162,244 for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004.  Gain on sale of securities decreased $262,580 for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.    The Company has been taking advantage of the rise in price of the securities portfolio.  The Company sold more securities for sale during the six months ended June 30, 2004 than the six months ended June 30, 2005 due mainly to the unrealized gains existing in the portfolio in the third and fourth quarter of 2003 and the first quarter of 2004.    The Company also had a decrease in gain (loss) on settled futures contracts.  During 2004, the Company began investing in futures contracts of ten-year treasury notes to mitigate the effect of interest rate fluctuations on the Company’s debt securities and preferred stock securities portfolio.

Interest expense increased $355,374 for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004.   Interest expense increased $537,866 for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.   The increase in interest expense is due mainly to the interest related to the mortgages on the acquisitions noted above in Montgomery, Illinois and Tampa, Florida and an increase in loans payable.  The increase in loans payable is due to the origination of a short term loan with Two River Community Bank (Two River) during 2004 for $2,500,000 at 6% and the closing on a line of credit in 2004 with Two River for $1,000,000.   These two loans were repaid from the proceeds of the Company’s 2015 Debentures.

Other expenses increased $67,607 or 61% for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004.  Other expenses increased $123,900 or 54% for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.  The increase is due to the property acquisitions noted above and expanded operations.

MATERIAL CHANGES IN FINANCIAL CONDITION

The Company operates as a hybrid-diversified real estate investment trust (REIT) and invests in real estate, mortgages, mortgage-backed securities and other REIT securities.   The Company generated net cash provided by operating activities for the six months ended June 30, 2005 of $525,488.  In addition, the Company raised $2,255,178 from the issuance of shares of common stock through its Dividend Reinvestment and Stock Purchase Plan (DRIP) for the six months ended June 30, 2005 and $10,420,000 from its 2015 Debenture, closed on March 30, 2005.

Securities available for sale increased $408,926 from December 31, 2004 to June 30, 2005 due to mainly to purchases of securities available for sale, partially offset by sales and other decreases of $3,019,907 in securities available for sale, realizing a gain on of $556,666.  The Company may purchase additional securities on margin from time to time if the Company can earn an adequate yield spread on the securities.  However, if suitable real properties are identified by management, the Company may decrease its securities portfolio and invest in additional real property.

During the six months ended June 30, 2005, the Company invested in futures contracts of ten-year treasury notes with a notional amount of $5,000,000, with the objective of reducing the exposure of the debt securities portfolio to market rate fluctuations.  Changes in the market value of these derivatives have been recorded in gain on securities transactions, net with corresponding amounts recorded in other assets or other liabilities on the balance sheet.  The fair value of the derivatives at June 30, 2005 was an asset of $19,141.  During the six months ended June 30, 2005, the Company realized a loss on settled futures contracts of $130,637.

On June 30, 2005, the Company closed on $10,420,000 in 8% Convertible Subordinated Debentures due 2015 (the 2015 debentures).  The 2015 debentures are convertible at $7.50 per share.  The Company used the proceeds to pay down existing debt and for potential future acquisitions and general corporate purposes.

Mortgages payable increased $3,575,615 from December 31, 2004 to June 30, 2005.  The increase is due to the origination of the mortgage for the Tampa, Florida acquisition of $4,000,000, partially offset by principal payments of mortgages of $424,385.

Loans payable decreased $8,179,123 from December 31, 2004 to June 30, 2005.  The decrease is due to the payoff of the Two River short term loan of $2,500,000, the repayment of $1,000,000 line of credit with Two River and pay downs on the Company’s margin loan.

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

The Company’s FFO for the three and six months ended June 30, 2005 and 2004 is calculated as follows:

	Three Months		Six Months
	6/30/05	6/30/04	6/30/05	6/30/04

Net Income	$153,207	$253,412	$801,548	$1,041,124
Depreciation Expense	188,084	185,636	360,663	375,310

FFO	$341,291	$439,048	$1,162,211	$1,416,434

The following are the cash flows provided (used) by operating, investing and financing activities for the six months ended June 30, 2005 and 2004:

	2005	2004

Operating Activities	$525,488	$669,475
Investing Activities	(6,061,511)	556,814
Financing Activities	6,849,656	102,428

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

CONTROLS AND PROCEDURES

The Company’s President and Chief Executive Officer and Chief Financial Officer, with the assistance of other members of the Company’s management, have evaluated the effectivenessof the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on such evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

The Company’s President and Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

MONMOUTH CAPITAL CORPORATION

PART II - OTHER INFORMATION

FOR THE QUARTER ENDED JUNE 30, 2005

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

Date: August 11, 2005

/s/ Eugene W. Landy

EUGENE W. LANDY

President and Chief Executive Officer

Date: August 11, 2005

/s/ Anna T. Chew

ANNA T. CHEW

Chief Financial Officer