Form 10-Q
period 2005-09-20
MONMOUTH CAPITAL CORP
filed 2005-11-14
CIK 67618

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

(    )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ___________________   to _____________________

For the Quarter ended                                                            Commission File No.

  September 30, 2005

     000-24282

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

Yes ___       No _X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ___       No _X_

The number of shares or other units outstanding of each of the issuer's classes of securities as of November 1, 2005 was 4,433,230 shares.

MONMOUTH CAPITAL CORPORATION

FOR THE QUARTER ENDED SEPTEMBER 30, 2005

CONTENTS

PART I – FINANCIAL INFORMATION	PAGE NO.

Item 1 – Financial Statements (Unaudited):

Consolidated Balance Sheets	3-4

Consolidated Statements of Income	5

Consolidated Statements of Cash Flow	6

Notes to Consolidated Financial Statements	7-13

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-19

Item 3 – Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding year to the date of this Form 10-Q.

Item 4 – Controls and Procedures	20

PART II – OTHER INFORMATION	21

Item 1 – Legal Proceedings	21

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3 – Defaults Upon Senior Securities	21

Item 4 – Submission of Matters to a Vote of Security Holders	21

Item 5 – Other Information	21

Item 6 – Exhibits	22

SIGNATURES	23

MONMOUTH CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

ASSETS	September 30, 2005	December 31, 2004

Real Estate Investments:
Land	$10,970,003	$9,915,003
Buildings, Improvements and Equipment, net of accumulated depreciation of $1,950,545 and $1,399,815, respectively	33,181,759	29,139,568
Total Real Estate Investments	44,151,762	39,054,571

Cash and Cash Equivalents	2,234,370	533,686
Securities Available for Sale, at Fair Value:
Federal National Mortgage Association	316,690	449,275
Government National Mortgage Association	30,520	39,352
Other Securities Available for Sale	12,740,346	11,642,065
Accounts Receivable	137,610	59,188
Loans Receivable, net of allowance for losses of $15,793 and $54,736, respectively	935,899	1,145,922
Inventory	72,032	99,870
Prepaid Expenses and Other Assets	125,680	117,181
Financing Costs, net of accumulated amortization of $187,867and $104,032, respectively	1,180,561	659,928
Leasing costs, net of accumulated amortization of $69,067 and $45,037, respectively	323,478	348,048

TOTAL ASSETS	$62,248,948	$54,149,086

-UNAUDITED-

See Notes to the Consolidated Financial Statements

MONMOUTH CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS (CONT’D.)

AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

	September 30, 2005	December 31, 2004

LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgages Payable	$25,017,641	$21,663,355
Convertible Subordinated Debentures, due 2013	5,320,000	5,370,000
Convertible Subordinated Debentures, due 2015	10,420,000	-0-
Loans Payable	300,000	9,510,154
Accounts Payable and Accrued Expenses	629,323	229,078
Other Liabilities	230,604	74,401

Total Liabilities	41,917,568	36,846,988

Minority Interest	1,878,115	1,856,005

Shareholders' Equity:
Common Stock par value $1.00 per share; authorized 10,000,000 shares; issued and outstanding 4,373,136 and 3,750,481 shares respectively	4,373,136	3,750,481
Additional Paid-In Capital	13,302,004	10,479,189
Accumulated Other Comprehensive Income	485,601	1,216,423
Retained Earnings	292,524	-0-

Total Shareholders' Equity	18,453,265	15,446,093

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$62,248,948	$54,149,086

-UNAUDITED-

See Notes to the Consolidated Financial Statements

MONMOUTH CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2005 AND 2004

	Three Months Ended		Nine Months Ended
	9/30/05	9/30/04	9/30/05	9/30/04
Income:
Rental Income & Reimbursements	$1,397,127	$707,385	$3,762,660	$1,949,356
Interest and Dividend Income	419,584	340,633	893,434	966,846
Sales of Manufactured Homes	16,589	-0-	79,305	81,000
Gain (Loss) on Securities Transactions, net	134,367	(195,344)	579,538	677,033
Other Income	911	110,360	2,082	243,347
Total Income	1,968,578	963,034	5,317,019	3,917,582

Expenses:
Cost of Sales of Manufactured Homes	16,835	-0-	79,875	84,923
Real Estate Taxes	450,251	99,453	582,052	174,514
Salaries and Employee Benefits	38,312	75,789	165,556	202,002
Professional Fees	16,293	55,737	37,946	108,045
Interest Expense	721,403	426,089	2,048,194	1,215,014
Depreciation	190,067	196,582	550,730	571,892
Other Expenses	205,513	92,724	558,338	321,649
Total Expenses	1,638,674	946,374	4,022,691	2,678,039

Income Before Minority Interest	329,904	16,660	1,294,328	1,239,543

Minority Interest	19,380	42,777	146,256	119,536

INCOME (LOSS) BEFORE INCOME TAXES	310,524	($26,117)	1,148,072	$1,120,007

INCOME TAXES	18,000	(9,654)	54,000	95,346
NET INCOME (LOSS)	$292,524	($16,463)	$1,094,072	$1,024,661

NET INCOME (LOSS) PER SHARE-BASIC AND DILUTED
Basic	$.07	($.02)	$.27	$.31
Diluted	$.07	($.02)	$.27	$.31

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	4,246,188	3,446,349	4,028,055	3,272,521
DILUTED	4,275,896	3,485,873	4,029,960	3,315,675

-UNAUDITED-

See Notes to Consolidated Financial Statement

MONMOUTH CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,094,072	$1,024,661
Non-Cash Adjustments:
Income Allocated to Minority Interest	146,256	119,536
Depreciation and Amortization	659,135	641,813
Gain on Securities Transactions, net	(579,538)	(693,830)
Changes In Operating Assets and Liabilities:
Accounts Receivable	(78,422)	(51,919)
Inventory	78,229	14,928
Prepaid Expenses and other assets	(8,499)	13,265
Accounts Payable and Accrued Expenses	400,245	26,741
Other Liabilities	156,203	46,298
Net Cash Provided by Operating Activities	1,867,681	1,141,493

CASH FLOWS FROM INVESTING ACTIVITIES:
Collections and Other Decreases in Loans Receivable	159,632	211,473
Purchase of Securities Available for Sale	(4,829,483)	(4,188,459)
Proceeds from Sales and Other Decreases in Securities Available for Sale	3,721,335	3,460,563
Additions to Real Estate Investments	(5,647,921)	(4,186,219)
Net Cash (Used in) Provided by Investing Activities	(6,596,437)	(4,702,642)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Decrease in Loans Payable	(9,210,154)	2,528,797
Proceeds from Mortgages	4,000,000	-0-
Principal Payments on Mortgages	(645,714)	(436,289)
Proceeds from Issuance of Convertible Subordinated Debentures	10,420,000	-0-
(Payment) Refund of Financing Costs	(604,468)	10,001
Decrease in Minority Interest	(124,146)	(115,325)
Proceeds from the Issuance of Common Stock	3,328,052	2,491,862
Proceeds from the Exercise of Stock Options	52,500	-0-
Dividends Paid	(786,630)	(615,498)
Net Cash Provided by Financing Activities	6,429,440	3,863,548

Net Increase in Cash	1,700,684	302,399
Cash at Beginning of Period	533,686	314,091
Cash at End of Period	$2,234,370	$616,490

-UNAUDITED-

See Notes to the Consolidated Financial Statements

MONMOUTH CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICY

The interim consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2005 and for all periods presented.   All adjustments made in the interim period were of a normal recurring nature.    Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited financial statements and notes thereto included in the annual report of Monmouth Capital Corporation (the Company) for the year ended December 31, 2004 have been omitted.

The Company has elected to be taxed as a real estate investment trust (REIT).  As a REIT, the Company would not be taxed on the portion of its income which is distributed to shareholders, provided it meets certain requirements.

On February 8, 2005, the Company formed a wholly-owned taxable REIT subsidiary organized in Maryland, named MCC Financial, Inc.   MCC Financial, Inc. had no activity during the quarter ended September 30, 2005, other than holding $500,000 in certificates of deposit.

Certain reclassifications have been made to the financial statements for the prior period to conform to the current period presentation.

Employee Stock Options

The Company followed APB Opinion No. 25 in accounting for its stock option plan prior to January 1, 2003, and accordingly no compensation cost had been recognized for grants made prior to January 1, 2003.  The Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation” on January 1, 2003.  Under the prospective method of adoption selected by the Company under the provisions of SFAS No. 148, "Accounting for Stock Based  Compensation, Transition and Disclosure", compensation costs of $4,442 have been recognized in the three months ended September 30, 2005, as the Company granted stock-based employee compensation during the period.

On September 28, 2004, the Company’s shareholders approved the 2004 Stock Option Plan (the Plan), authorizing the grant to officers, and key employees of options to purchase up to 750,000 shares of common stock.   During 2005, the Company granted the following stock options:

Date of Grant	Number of Employees	Number of Shares	Option Price	Expiration Date
9/21/2005	11	82,000	$5.70	9/21/2013

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighed-average assumptions used for grants:

2005

Dividend yield	8.77%
Expected volatility	30.18%
Risk-free interest rate	4.73%
Expected lives	8

The fair value of options granted during the nine months ended September 30, 2005 was $0.65.

Two participants exercised their stock options and 20,000 shares were issued for $52,500.  As of September 30, 2005, there were options outstanding to purchase 142,000 shares and 668,000 shares were available for grant under the Plan.

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

Diluted net income per share was calculated as follows:

	Three Months 9/30/2005	Three Months 9/30/2004	Nine Months 9/30/2005	Nine Months 9/30/2004

Net Income	$292,524	($16,463)	$1,094,072	$1,024,661
Interest expense related to the Debentures	-0-	-0-	-0-	-0-
Net Income for Diluted Net Income per Share	$292,524	($16,463)	$1,094,072	$1,024,661

Weighted-Average Shares Outstanding	4,246,188	3,446,349	4,028,055	3,272,521
Shares of common stock related to the potential conversion of stock options	29,708	39,524	1,905	43,154
Shares of common stock related to the potential conversion of the Debentures	-0-	-0-	-0-	-0-
Diluted Weighted-Average Shares Outstanding	4,275,896	3,485,873	4,029,960	3,315,675

Diluted Net Income Per Share	$.07	($.02)	$.27	$0.31

Interest expense relating to the Company’s Debentures totaling $314,800 and $736,000 for the three and nine months ended September 30, 2005, respectively, and common stock relating to the Company’s Debentures totaling 2,276,000 for the three and nine months ended September 30, 2005 was excluded from the computation due to their antidilutive effect.

Interest expense relating to the Company’s Debentures totaling $107,400 and $322,200 for the three and nine months ended September 30, 2004, respectively and common stock totaling 895,000 for the three and nine months ended September 30, 2004 were excluded from the computation due to their antidilutive effect.

The following table sets forth the components of the Company's comprehensive income:

	Three Months 9/30/05	Three Months 9/30/04	Nine Months 9/30/05	Nine Months 9/30/04

Net Income (Loss)	$292,524	($16,463)	$1,094,072	$1,024,661
Other Comprehensive Income, net of tax Unrealized holding gains (losses) arising during the period	(132,220)	560,368	(730,822)	(924,784)
Comprehensive Income	$160,304	$543,905	$363,250	$99,877

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

NOTE 4 – SECURITIES AVAILABLE FOR SALE AND DERIVATIVE INSTRUMENTS

During the nine months ended September 30, 2005, the Company sold or redeemed $3,141,797 in securities available for sale, recognizing a gain on sale of $567,291.

During the nine months ended September 30, 2005, the Company invested in futures contracts of ten-year treasury notes with a notional amount of $5,000,000, with the objective of reducing the exposure of the preferred equity and debt securities portfolio to interest rate fluctuations.  Changes in the market value of these derivatives have been recorded in gain on securities transactions, net with corresponding amounts recorded in other assets on the balance sheet.  The fair value of the derivatives at September 30, 2005 and December 31, 2004 was an asset of $64,843 and $4,687, respectively.  During the three and nine months ended September 30, 2005, the Company recorded a realized gain (loss) on settled futures contracts of $78,041 and ($52,596), respectively, which is included in gain on securities transactions, net.  During the three and nine months ended September 30, 2004, the Company recorded a realized loss on settled futures contracts of ($235,788) and ($128,751), respectively.

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

The Company has additional 8% Convertible Subordinated Debentures, due 2013 (the 2013 Debentures) outstanding at September 30, 2005 of $5,320,000.  During the nine months ended September 30, 2005, one shareholder converted a total of $50,000 of these debentures and received 8,333 shares of common stock.

NOTE 6 – LOANS PAYABLE

During February 2005, in anticipation of the 2015 Debenture offering, United Mobile Homes, Inc., (United) an affiliated company, advanced the Company $5,000,000 for its subscription.  The Company paid United 8% interest on this advance through the closing date of the issuance of the 2015 Debentures.  United currently owns $5,000,000 of the Company’s 2015 Debentures and $1,000,000 of the 2013 Debentures.  Monmouth Real Estate Investment Corporation, an affiliated company, owns $500,000 of the 2013 Debentures

The Company repaid the $2,500,000 short term loan and the $1,000,000 line of credit with Two River Community Bank during the nine months ended September 30, 2005.

NOTE 7 – SHAREHOLDER’S EQUITY

During the nine months ended September 30, 2005, the Company received, including dividend reinvestments of $217,071, a total of $3,545,123 from the Dividend Reinvestment and Stock Purchase Plan (DRIP).  There were 594,322 shares issued, resulting in 4,373,136 shares outstanding.

On June 15, 2005, the Company paid $1,003,701 (including dividends reinvested) as a dividend of $.25 per share to shareholders of record as of May 16, 2005.  On October 3, 2005, the Company declared a dividend of $.25 per share to shareholders of record as of November 15, 2005, to be paid December 15, 2005.

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and taxes during the nine months ended September 30, 2005 and 2004 was as follows:

	2005	2004
Interest	$1,932,450	$1,097,559
Taxes	33,500	125,189

During the nine months ended September 30, 2005 and 2004, the Company repossessed the collateral for loans receivable of $50,391 and $91,926, respectively, and placed it into inventory.

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

NOTE 10 – SUBSEQUENT EVENTS

On November 8, 2005, the Company acquired two industrial properties for approximately $4,040,000.

The Company purchased a 31,096 square foot industrial building in Lakeland, Florida.  This warehouse facility is 100% net leased to Federal Express Corporation for 10 years.  The lease expires November 30, 2012.  The average monthly rental over the term of the lease is $165,000.  The purchase price, including closing costs, was approximately $2,200,000.  The Company the obtained approximately $750,000 on from its line of credit with Two River Bank and $1,450,000 from its margin loan.

The Company purchased a 30,322 square foot industrial building in Augusta, Georgia.  This warehouse facility is 100% net leased to Federal Express Corporation for 10 years.  The lease expires November 30, 2012.  The average monthly rental over the term of the lease is $141,509.  The purchase price, including closing costs, was approximately $1,840,000.  The Company the obtained approximately $1,840,000 from its margin loan.

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

Although the Company currently owns eight industrial properties (not including the two properties purchased in November 2005), management would consider other types of real estate acquisitions. Management anticipates that the Company will acquire approximately $24,000,000 in properties during 2005. The Company purchased a 68,385 square foot industrial building for approximately $5,600,000 during the first quarter ended March 31, 2005.  The current acquisitions environment is competitive and management may not be able to locate suitable properties for acquisition.

Rental income and reimbursements increased $689,742 or 98% for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004.   Rental income and reimbursements increased $1,813,304 or 93% for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.   This increase is due mainly to the rent and reimbursements related to the new property acquisitions made at the end of 2004 and the first quarter of 2005.  Net income increased $308,987 for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004.  Net income increased $69,411 for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.  The increase is due mainly to the increase in rental income and reimbursements, partially offset by increases in other expenses and interest expense.

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

MATERIAL CHANGES IN RESULTS OF OPERATIONS

At September 30, 2005, the Company owned eight industrial properties with total square footage of approximately 626,000 compared to five industrial properties with total square footage of approximately 349,000 at September 30, 2004.

Rental income and reimbursements increased $689,742 or 98% for the three month ended September 30, 2005 as compared to the three months ended September 30, 2004.   Rental income and reimbursements increased $1,813,304 or 93% for the nine month ended September 30, 2005 as compared to the nine months ended September 30, 2004.   The increase is related to rent and occupancy charges of the properties purchased during 2004 and the Tampa, Florida property during the first quarter of 2005.   The acquisitions made since September 30, 2004 are as follows:

Date of Acquisition	Location	Tenant	Square Feet	Average Annual Rent

12/2/20004	Quakertown, PA	Magikitchin	37,660	246,000
12/27/2004	Montgomery, IL	Home Depot	171,200	870,000
2/28/2005	Tampa, FL	Kellogg Sales Co.	68,385	444,000

Interest and dividend income increased $78,951 or 23% for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004.  The increase is due mainly to a special $3.00 per share dividend received from the Company’s investment of 50,000 shares of common stock in New Plan Excel Realty Trust, Inc. during September 2005, partially offset by a lower average balance of securities for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004.  Interest and dividend income decreased $73,412 or 8% for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.  The decrease is due to a lower average balance of securities for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.

Gain on securities transactions, net for the three and nine months ended September 30, 2005 and 2004 consisted of the following:

	Three Months		Nine Months
	9/30/05	9/30/04	9/30/05	9/30/04

Gain on sale of securities, net	$10,625	$3,335	$567,291	$822,581
Gain (loss) on settled futures contracts	78,041	(235,788)	(52,596)	(128,751)
Gain (loss) on open futures contracts	45,701	37,109	64,843	(16,797)

Gain (loss) on securities transactions, net	$134,367	($195,344)	$579,538	$677,033

Gain on securities transactions, net increased $329,711 for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004.  Gain on securities transactions, net decreased $97,495 for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.    The Company has been taking advantage of the rise in price of the securities portfolio.  The Company sold more securities available for sale during the nine months ended September 30, 2004 than the nine months ended September 30, 2005 due mainly to the unrealized gains existing in the portfolio in the third and fourth quarter of 2003 and the first quarter of 2004.    The Company also had a decrease in the loss on settled futures contracts.  During 2004, the Company began investing in futures contracts of ten-year treasury notes to mitigate the effect of interest rate fluctuations on the Company’s debt securities and preferred stock securities portfolio.

Other income decreased $109,449 for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 and decreased $241,265 for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.  The decrease relates to the Company recording proceeds from the settlement of a lawsuit against the former owner of the Carlstadt, New Jersey property during 2004.

Real estate taxes increased $350,798 for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 and increased $407,538 for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.  Other expenses increased $112,789 for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 and increased $236,689 for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.  The increase in real estate taxes is mainly due to the new acquisitions made at the end of 2004 and the beginning of 2005.  The increase in other expenses is mainly due to the new acquisitions, increases in stock records expenses due mainly to the transfer of the Company’s stock listing from the NASDAQ small cap market to the NASDAQ national market, and expanded operations.

Interest expense increased $295,314 for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004.   Interest expense increased $833,180 for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.   The increase in interest expense is due mainly to the interest related to the mortgages on the acquisitions noted above in Montgomery, Illinois and Tampa, Florida and an increase in debentures outstanding.

MATERIAL CHANGES IN FINANCIAL CONDITION

The Company operates as a hybrid-diversified real estate investment trust (REIT) and invests in real estate, mortgages, mortgage-backed securities and other REIT securities.   The Company generated net cash provided by operating activities for the nine months ended September 30, 2005 of $1,867,681.  In addition, the Company raised $3,762,194 from the issuance of shares of common stock through its Dividend Reinvestment and Stock Purchase Plan (DRIP) for the nine months ended September 30, 2005 and $10,420,000 from its 2015 Debenture, closed on March 30, 2005.

Securities available for sale increased $956,864 from December 31, 2004 to September 30, 2005 due to mainly to purchases of securities available for sale of $4,829,483, partially offset by sales and other decreases of $3,141,797 in securities available for sale, realizing a gain on sale of $567,291, and a decrease in the unrealized gain of $730,822.  The Company may purchase additional securities on margin from time to time if the Company can earn an adequate yield spread on the securities.  However, if suitable real properties are identified by management, the Company may decrease its securities portfolio and invest in additional real property.

During the nine months ended September 30, 2005, the Company invested in futures contracts of ten-year treasury notes with a notional amount of $5,000,000, with the objective of reducing the exposure of the debt securities portfolio to market rate fluctuations.  Changes in the market value of these derivatives have been recorded in gain on securities transactions, net with corresponding amounts recorded in other assets or other liabilities on the balance sheet.  The fair value of the derivatives at September 30, 2005 was an asset of $64,843.  During the three and nine months ended September 30, 2005, the Company realized a gain (loss) on settled futures contracts of $78,041 and ($52,596), respectively.

On March 30, 2005, the Company closed on $10,420,000 in 8% Convertible Subordinated Debentures due 2015 (the 2015 debentures).  The 2015 debentures are convertible at $7.50 per share.  The Company used the proceeds to pay down existing debt and for potential future acquisitions and general corporate purposes.

Mortgages payable increased $3,354,286 from December 31, 2004 to September 30, 2005.  The increase is due to the origination of the mortgage for the Tampa, Florida acquisition of $4,000,000, partially offset by principal payments of mortgages of $645,714.

Loans payable decreased $9,210,154 from December 31, 2004 to September 30, 2005.  The decrease is due to the payoff of the Two River short term loan of $2,500,000, the repayment of $1,000,000 line of credit with Two River and pay downs on the Company’s margin loan.

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

The Company’s FFO for the three and nine months ended September 30, 2005 and 2004 is calculated as follows:

	Three Months		Nine Months
	9/30/05	9/30/04	9/30/05	9/30/04

Net Income (Loss)	$292,524	($16,463)	$1,094,072	$1,024,661
Depreciation Expense	190,067	196,582	550,730	571,892

FFO	$482,591	$180,119	$1,644,802	$1,596,553

The following are the cash flows provided (used) by operating, investing and financing activities for the nine months ended September 30, 2005 and 2004:

	2005	2004

Operating Activities	$1,867,681	$1,141,493
Investing Activities	(6,596,437)	(4,702,642)
Financing Activities	6,429,440	3,863,548

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

MONMOUTH CAPITAL CORPORATION

PART II - OTHER INFORMATION

FOR THE QUARTER ENDED SEPTEMBER 30, 2005

ITEM 1	LEGAL PROCEEDINGS – None

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS – None

ITEM 3	DEFAULTS UPON SENIOR SECURITIES – None

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on September 28, 2005.  The proposals submitted to the vote of the shareholders and the results of the votes were as follows:

Proposal One – For the election of the following nominees for Director:

For Against

Anna T. Chew                     3,927,147.99         32,666.72

Neal Herstik                        3,916,251.99         43,562.72

Eugene W. Landy                3,928,761.99         31,052.72

Michael P. Landy                3,928,895.99         30,918.72

Eugene D. Rothenberg        3,928,473.99         31,340.72

Robert G. Sampson             3,926,881.99         32,932.72

Stephen B. Wolgin              3,936,107.99         23,706.72

Proposal Two – For the approval of Cowan Gunteski & Co. as independent registered public accountants for the Company for the fiscal year ending December 31, 2005:

For Against Abstain 3,923,005.99 12,911.72 23,897.00

ITEM 5	OTHER INFORMATION – None

ITEM 6	EXHIBITS

(a) EXHIBITS	31.1 CERTIFICATION OF EUGENE W. LANDY, PRESIDENT AND CHIEF EXECUTIVE OFFICER OF THE COMPANY, PURSUANT TO SECURITIES EXCHANGE ACT RULE 13a-14 (a)

31.2 CERTIFICATION OF ANNA T. CHEW, CHIEF FINANCIAL OFFICER OF THE COMPANY, PURSUANT TO SECURITIES EXCHANGE ACT RULE 13a-14(a)

32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, SIGNED BY EUGENE W. LANDY, PRESIDENT AND CHIEF EXECUTIVE OFFICER AND ANNA T. CHEW, CHIEF FINANCIAL OFFICER

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONMOUTH CAPITAL CORPORATION

Date: November 11, 2005

/s/ Eugene W. Landy

EUGENE W. LANDY

President and Chief Executive Officer

Date: November 11, 2005

/s/ Anna T. Chew

ANNA T. CHEW

Chief Financial Officer