Form 10-K
period 2005-12-31
MONMOUTH CAPITAL CORP
filed 2006-03-16
CIK 67618

*

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

[ X ]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (C) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[    ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES

EXCHANGE ACT OF 1934

Commission File Number 000-24282

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     ___Yes      X    No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     ___ Yes   _X_ No

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   X    No __

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer See definition of “accelerated filer and large accelerated filer” of the Exchange Act. (Check one):

Large accelerated filer   __

Accelerated filer   ___                    Non-accelerated filer   __X___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                         ___ Yes   _X_ No

The aggregate market value of voting stock held by non-affiliates of the Registrant was $22,535,209 (based on 3,724,828 shares of common stock at $6.05 per share, the closing price on June 30, 2005), presuming that directors and executive officers are affiliates.

The number of shares outstanding of issuer's common stock as of March 1, 2006 was 4,799,141 shares.

Documents Incorporated by Reference:  Exhibits incorporated by reference are listed in Part IV Item 15(a) (3).

*

*

TABLE OF CONTENTS

Item No.		Page No.
	Part I
1	Business	3
1A	Risk Factors	6
1B	Unresolved Staff Comments	10
2	Properties	11
3	Legal Proceedings	12
4	Submission of Matters to a Vote of Security Holders	12

	Part II
5	Market for Registrant’s Common Equity, Related Stockholder Matter and Issuer Purchases of Equity Securities	13
6	Selected Financial Data	15
7	Management Discussion and Analysis of Financial Condition and Results of Operation	17
7A	Quantitative and Qualitative Disclosures about Market Risk	27
8	Financial Statements and Supplementary Data	28
9	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	29
9A	Controls and Procedures	29
9B	Other Information	29

	Part III
10	Directors and Executive Officers of the Registrant	30
11	Executive Compensation	33
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	36
13	Certain Relationships and Related Transactions	37
14	Principal Accounting Fees and Services	38

	Part IV
15	Exhibits, Financial Statement Schedules	39
	Signatures	68

*

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

The Company has made the following property acquisitions in the last five years:

Date of		Square	Property
Acquisition	Location	Feet	Type	Ownership	Tenant

7/20/2001	Carlstadt, NJ	59,400	industrial	51%	Macy’s East, Inc.
12/20/2001	White Bear Lake, MN	59,425	industrial	100%	Federal Express Corp.
9/18/2002	Cheektowaga, NY	62,986	industrial	100%	Federal Express Corp.
8/14/2003	Wheeling, IL	107,160	industrial	63%	FedEx Ground
7/9/2004	Richmond, VA	60,000	industrial	100%	Carrier Sales & Dist
12/2/2004	Quakertown, PA	37,660	industrial	100%	MagiKitch’n, Inc.
12/27/2004	Montgomery, IL	171,200	industrial	100%	Home Depot USA, Inc.
2/28/2005	Tampa, FL	68,385	industrial	100%	Kelloggs Sales Company
11/8/2005	Lakeland, FL	31,096	industrial	100%	Federal Express Corp.
11/8/2005	Augusta, GA	30,332	industrial	100%	Federal Express Corp.
12/8/2005	El Paso, TX	91,854	industrial	65%	FedEx Ground

The Company is currently operating as a diversified REIT investing in real estate equities, mortgages, mortgage-backed securities, and other REIT securities.  The Company’s capital is limited and there is no assurance the Company can or will continue to operate as a diversified REIT.  The Company will consider alternative plans or proposals.

Narrative Description of the Business

Currently the Company derives its income primarily through real estate rental operations and from dividend and interest income.  The Company also derives some revenues from the sales of manufactured homes which the Company has repossessed and returned to inventory.  These manufactured homes were originally sold prior to March 30, 2001, when the Company was in the manufactured home sales business.  Rental income and reimbursements were $4,881,491, $2,835,614, $1,734,583 for the years ended December 31, 2005, 2004 and 2003, respectively.  Interest and dividend income was $1,135,290, $1,247,988 and $1,091,924, for the years ended December 31, 2005, 2004 and 2003 respectively.  Sales of manufactured homes were $79,305, $165,324 and $269,690 for the years ended December 31, 2005, 2004 and 2003 respectively.   Total assets were $69,254,054, $54,149,086, and $41,569,008 at December 31, 2005, 2004, and 2003, respectively.

The Company has approximately 779,000 square feet of property, of which approximately 383,000 square feet, or 49% is leased to Federal Express Corporation and subsidiaries.  During 2005, 2004 and 2003, rental income and reimbursements from properties leased to Federal Express Corporation and subsidiaries approximated 47%, 77% and 75%, respectively of total rental income and reimbursements.

At December 31, 2005, the Company had investments in eleven industrial warehouse properties (see item 2 for detailed description of properties).  The Company seeks to invest in additional properties and anticipates acquisitions of approximately $20,000,000 in 2006.   The funds for these acquisitions may come from the Company’s bank borrowings, the Dividend Reinvestment and Stock Purchase Plan (the DRIP), the Convertible Subordinated Debentures (the Debentures), and other private placements.  To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.  Because of the contingent nature of contracts to purchase real property, the Company announces acquisitions only on closing.

The Company raises capital through the DRIP in which participants purchase stock from the Company at a discount of approximately 5% of market price.  During 2005, approximately $5,000,000 additional capital was raised through the DRIP.  It is anticipated, although no assurances can be given, that a comparable level of participation will continue in the DRIP in 2006.  In addition, on March 31, 2005, the Company completed a private placement offering of $10,420,000 of 8% Convertible Subordinated Debentures, due 2015.

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

The Company has six full-time employees who also provide services to United and MREIC.   Additional salaries are allocated as professional fees from United based on the time employees devote to the Company.  Some general and administrative expenses are allocated to the Company from MREIC and United based on use or services provided.   A Board of Directors consisting of seven members is responsible for the general policies of the Company.

The Company does not have an advisory contract; however, all of the properties are managed by various management companies.  Management fees were $23,266, $21,341, and $15,397 for 2005, 2004 and 2003, respectively.

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

ITEM 1A.  – RISK FACTORS

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

The Company may be unable to compete with its larger competitors and other alternatives available to tenants or potential tenants of our properties. The real estate business is highly competitive. The Company competes for properties with other real estate investors, including other real estate investment trusts, limited partnerships, syndications and private investors, many of whom have greater financial resources, revenues, and geographical diversity than the Company. Furthermore, the Company competes for tenants with other property owners. All of the Company’s industrial properties are subject to significant local competition. The Company also competes with a wide variety of institutions and other investors for capital funds necessary to support our investment activities and asset growth.

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

Other Risks

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

ITEM 1B.  – UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The Company operates as a real estate investment trust.  Its portfolio is primarily in real estate holdings, carried on the financial statements of the Company at depreciated cost.  It is believed that their current market values exceed both the original cost and the depreciated cost.

The following tables set forth certain information concerning the Company’s real estate investments as of December 31, 2005:

State	City	Year Acquired	Type	Square Footage	Mortgage Balance	Interest Rate	Mortgage Maturity

FL	Lakeland	2005	Industrial	31,096	N/A	N/A	N/A
FL	Tampa	2005	Industrial	68,385	$3,330,147	5.71%	03/01/15
					586,997	5.24%	03/01/10
GA	Augusta	2005	Industrial	30,332	N/A	N/A	N/A
IL	Montgomery	2004	Industrial	171,200	6,229,230	6.50%	11/01/12
IL	Wheeling	2003	Industrial	107,160	7,081,790	5.68%	09/15/16
MN	White Bear Lake	2001	Industrial	59,425	2,823,490	7.04%	01/01/12
NJ	Carlstadt	2001	Industrial	59,400	2,084,351	7.75%	08/15/21
NY	Cheektowaga	2002	Industrial	62,986	2,666,181	6.78%	10/01/17
PA	Quakertown	2004	Industrial	37,660	N/A	N/A	N/A
TX	El Paso	2005	Industrial	91,854	6,175,000	5.50%	01/05/17
VA	Richmond	2004	Industrial	60,000	N/A	N/A	N/A
				779,498	$30,977,186

State	City	Ownership Percentage	Tenant	Annual Rent (2)	Lease Expiration

FL	Lakeland	100%	Federal Express Corporation	$165,000	11/30/12
FL	Tampa	100%	Kellogg Sales Company	444,000	12/31/09
GA	Augusta	100%	Federal Express Corporation	141,500	11/30/12
IL	Montgomery	100%	Home Depot USA, Inc.	859,200	06/30/10
IL	Wheeling	63%	FedEx Ground Package Systems, Inc.	1,018,800	06/30/15
MN	White Bear Lake	100%	Federal Express Corporation	433,200	04/01/11
NJ	Carlstadt	51%	Macy’s East, Inc.	349,000	04/05/09
NY	Cheektowaga	100%	FedEx Ground Package Systems, Inc.	405,600	07/31/11
PA	Quakertown	100%	MagiKitch’n, Inc. (1)	246,000	03/31/15
TX	El Paso	65%	FedEx Ground Package Systems, Inc.	667,600	09/30/15
VA	Richmond	100%	Carrier Sales and Distribution, Inc.	380,400	05/31/11

(1)  Subleased to Rotoflex Technology, Inc.

(2)  Amount is full rent per the lease.

The Company’s weighted-average lease expiration was 5.2 years at December 31, 2005 and its average rent per square foot for 2005 was $4.52.  As of December 31, 2005, the Company’s occupancy was 100%.

ITEM 3.    LEGAL PROCEEDINGS

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 2004.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

The Company's shares were traded on the National Association of Securities Dealers Automatic Quotations (NASDAQ) Small Capitalization market under the symbol "MONM" through February 8, 2005.  As of February 9, 2005, the Company’s shares were transferred to the NASDAQ National Market.  The per share range of high and low market during each quarter of the last two fiscal years were as follows:

	Year Ended		Year Ended
	December 31, 2005		December 31, 2004
	Market Price		Market Price
	Low High		Low High

Quarter 1	6.22	7.50	6.27	8.75
Quarter 2	5.84	7.01	5.80	7.62
Quarter 3	5.50	6.15	5.75	7.10
Quarter 4	4.88	5.70	6.14	6.90

The over-the-counter market quotations reflect the inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

On December 31, 2005, the closing price was $5.69.

As of December 31, 2005, there were approximately 1,176 holders of the Company's common stock based on the number of record owners.

The Company has paid dividends as follows:

			Long-term
	Dividends	Per	Capital	Ordinary	Return of
Period	Paid	Share	Gain	Income	Capital

2005	$2,128,916	$.50	$.1701	$.0857	$.2442
2004	1,734,172.50		.2230	.2770	.2770
2003	1,178,504.40		.0635	.3365	.3365

Future dividend policy will depend on the Company's earnings, capital requirements, financial condition, availability and cost of bank financing and other factors considered relevant by the Board of Directors.

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2005, relating to equity compensation plans of the Company (including individual compensation arrangements) pursuant to which equity securities of the Company are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities reflected in column (a) (c)
Equity Compensation Plans Approved by Security Holders	142,000	$4.66	668,000
Equity Compensation Plans not Approved by Security Holders	N/A	N/A	N/A

Total	142,000	$4.66	668,000

*

ITEM 6.      SELECTED FINANCIAL DATA

						Short
	Year Ended		Year Ended	Year Ended	Year Ended	Year Ended
	December 31,		December 31,	December 31,	December 31,	December 31,
	2005		2004	2003	2002	2001
OPERATING DATA:
Rental Income and Reimbursements	$4,881,491		$2,835,614	$ 1,734,583	$ 1,016,513	$ 206,170
Interest and Dividend Income	1,135,290		1,247,988	1,091,924	1,247,379	947,491
Sales of Manufactured Homes	79,305		165,324	269,690	394,500	35,500
Gain on Securities Transactions, Net	644,674		815,844	710,491	181,002	255,002
Total Expenses	5,386,767		3,936,849	2,425,468	2,239,932	1,026,565
Minority Interest	186,779		134,730	98,829	45,507	19,393
Net Income	1,167,261		1,237,361	1,283,432	554,638	398,205
Average Number of Shares Outstanding
Basic	4,142,355		3,362,018	2,824,809	1,924,860	1,597,213
Diluted	4,175,929		3,404,950	3,747,584	1,941,477	1,602,787
Net Income per Share – Basic	$0.28		$0.37	$0.45	$0.29	$0.25
Net Income per Share – Diluted	$0.28		$0.36	$0.34	$0.29	$0.25

. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

	CASH FLOW DATA:
	Net Cash Provided by
	Operating Activities	$1,768,790	$1,428,602	$ 898,188	$ 1,401,577	$ 287,493
	Net Cash Used by
	Investing Activities	(14,537,039)	(13,085,511)	(13,190,104)	(5,018,312)	(6,222,715)
	Net Cash Provided by
	Financing Activities	13,974,554	11,876,504	12,431,908	3,183,391	6,450,215

. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

	OTHER DATA:
	Funds from Operations *	$1,980,514	$2,023,426	$1,611,330	$763,159	$478,205
	Cash Dividends per Share	0.50	0.50	0.40	0.35	0.25

. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

	BALANCE SHEET DATA:
	Total Assets	$69,254,054	$54,149,086	$41,569,008	$27,101,532	$23,037,800
	Real Estate Investments, Net	54,609,067	39,054,571	23,088,247	11,849,213	7,815,036
	Securities Available for Sale	8,107,492	12,130,692	15,443,909	12,844,937	11,656,770
	Loans Receivable, net	868,543	1,145,922	1,515,625	1,888,094	2,397,698
	Mortgages Payable	30,977,186	21,663,355	15,889,239	8,616,405	5,719,724
	Shareholders' Equity	18,439,983	15,446,093	12,371,005	9,110,010	7,325,722

*

*

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

The Company’s FFO is calculated as follows:

					Short
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2005	2004	2003	2002	2001

Net Income	$1,167,261	$1,237,361	$1,283,432	$ 554,638	$ 398,205
Depreciation Expense	793,194	786,065	327,898	208,521	80,000
Amortization of In- Place Lease Intangible Assets	20,059	-0-	-0-	-0-	-0-
FFO	$1,980,514	$2,023,426	$1,611,330	$ 763,159	$ 478,205

*

*

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

      CONDITION AND RESULTS OF OPERATION

Overview

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto elsewhere herein.

The Company is a diversified REIT.  Currently, the Company’s primary business is the ownership of eleven industrial properties subject to medium term leases and investing in marketable securities. These securities include securities of other REITS and mortgage backed securities. The Company also has loans receivable and inventory related to the sales of manufactured homes.  Prior to March 31, 2001, the Company was engaged in the manufactured home sales and finance business.

The Company’s revenue primarily consists of rental and related income from the ownership of the industrial properties, interest and dividend income, and gains on securities transactions.   Sales of manufactured homes relates to the sale of inventory which had been repossessed and resold.

Although the Company currently owns eleven industrial properties, management would consider other types of real estate acquisitions. Management anticipates that the Company will acquire approximately $20,000,000 in properties during 2006.  The current acquisitions environment is competitive and management may not be able to locate suitable properties for acquisition.   Rental income and reimbursements increased $2,045,877 or 72% for the year ended December 31, 2005 as compared to the year ended December 31, 2004.   This increase is due mainly to the rent and reimbursements related to the new property acquisitions in 2004 and 2005.  Net income decreased $70,100 or 6% for the year ended December 31, 2005 as compared to the year ended December 31, 2004.  This decrease in net income is mainly due to a decrease in gain on securities transactions, net, a decrease in interest and dividend income and increases in real estate taxes, interest expense and depreciation.  The decrease in net income was partially offset by increases in rental income and reimbursements.

The Company has financed acquisitions through capital raised through the Company’s Dividend Reinvestment and Stock Purchase Plan, by obtaining mortgages, and from private placement offerings, including the Convertible Subordinated Debentures.  If suitable acquisitions cannot be found during 2006, the Company may invest additional capital raised in REIT securities or pay down outstanding debt.  The Company also invests in debt and equity securities of other REITs for liquidity and additional income.  The Company from time to time may purchase these securities on margin when there is an adequate yield spread.

See PART I, Item 1. Business for a more complete discussion of the economic and industry-wide factors relevant to the Company, the Company's lines of business and principal products and services, and the opportunities, challenges and risks on which the Company is focused.

*

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

Results of Operation

Year Ended December 31, 2005 vs. Year Ended December 31, 2004

Income is comprised primarily of rental income and reimbursements, interest and dividend income and gain on securities transactions.  On March 30, 2001, the Company exited the manufactured home sales business since it proved to be unprofitable.  During 2005, 2004 and 2003, sales of manufactured homes, cost of sales of manufactured homes, and selling expense are directly attributable to the sale of repossessed manufactured homes.

Rental income and reimbursements increased $2,045,877 or 72% for the year ended December 31, 2005 as compared to the year ended December 31, 2004.  The increase is due to the additional rent and reimbursement income related to the property acquisitions made in 2005 in Tampa, Florida, Lakeland, Florida, Augusta, Georgia, and El Paso, Texas, and also a full year of rental income and reimbursements from the Richmond, Virginia, Quakertown, Pennsylvania, and Montgomery, Illinois properties purchased in 2004.

Interest and dividend income decreased $112,698 or 9% for the year ended December 31, 2005 as compared to the year ended December 31, 2004.  The decrease was due mainly to a lower average balance of securities available for sale held during 2005 as compared to 2004.  The average balance of securities was approximately $11,222,000 and $14,831,000 for the years ended December 31, 2005 and 2004, respectively.  Weighted average yield of the securities portfolio was approximately 7.33% and 7.25% for the years ended December 31, 2005 and 2004, respectively.  The balance of securities available for sale at December 31, 2005 and 2004 was $8,107,492 and $12,130,692, respectively.

Gain on securities transactions, net consists of the following:

	2005	2004	2003

Net gain on sale or redemption of securities	$619,619	$958,743	$710,491
Net gain (loss) on closed futures contracts	53,180	(147,586)	-0-
Unrealized gain (loss) on open futures contracts	(28,125)	4,687	-0-
Gain on Securities Transactions, Net	$644,674	$815,844	$710,491

Gain on securities transactions, net decreased $171,170 or 21% for the year ended December 31, 2005 as compared to the year ended December 31, 2004. The decrease is due to the Company taking advantage of the unrealized gains experienced in the portfolio during 2003 and 2004.  The Company invests in securities as proxy for real property until suitable acquisitions are available and for additional income. The Company does not expect that it would be recording the same level of gain on sale of securities available for sale in future years that it recorded in 2004 due to the reduction in the securities portfolio occurring in 2005.  The net gain on sale of securities of $619,619 was partially offset by the unrealized loss on futures contracts as of December 31, 2005 of $28,125.  The Company invests in futures contracts of ten-year treasury notes as a way to mitigate the impact of rising interest rates on the Company’s preferred equity and debt securities portfolios.

Other income decreased $244,123 for the year ended December 31, 2005 as compared to the year ended December 31, 2004.  The decrease relates to the proceeds received during 2004 from the settlement of the lawsuit against the former owner of the Carlstadt, New Jersey property and the engineering firm used for due diligence.

Real estate taxes increased $177,747 or 47% for the year ended December 31, 2005 as compared to the year ended December 31, 2004.  The increase relates to the real estate taxes related to the acquisitions of industrial properties made during 2004 and 2005.  Since the properties are subject to net leases, real estate taxes are reimbursed by the tenants and included in reimbursement income above.

Professional fees decreased $40,498 or 25% for the year ended December 31, 2005 as compared to the year ended December 31, 2004.  The decrease is due mainly to increased legal fees incurred during 2004 relating to the settled lawsuit mentioned above.

Interest expense increased $1,201,578 or 73% for the year ended December 31, 2005 as compared to the year ended December 31, 2004.  The increase is due mainly to the interest related to the Debentures issued in March 2005 which mature in 2015 and the interest on the mortgages related to the new acquisitions of industrial property in 2004 and 2005.

Other expenses increased $182,358 or 32% for the year ended December 31, 2005 as compared to the year ended December 31, 2004.  The increase is due mainly to increases in other expenses related the new acquisitions of industrial property, an increase in stock records expenses for the Company’s transfer from the NASDAQ small cap market to the NASDAQ national market and expanded operations.

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

Off-Balance Sheet Arrangements and Contractual Obligations

The Company has not executed any off-balance sheet arrangements.

The following is a summary of the Company’s contractual obligations as of December 31, 2005:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Mortgages Payable	$30,977,186	1,149,726	2,524,327	2,857,420	24,445,713
8% Convertible (1) Subordinated Debentures	15,740,000	-0-	-0-	-0-	15,740,000
Loans Payable (2)	760,998	-0-	-0-	-0-	760,998
Retirement Benefits	20,000	5,000	10,000	5,000	-0-
Total (3)	$47,498,184	$1,154,726	$2,534,327	$2,862,420	$40,946,711

(1)

The Convertible Subordinated Debentures are due $5,320,000 in 2013 and $10,420,000 in 2015, however, the principal amount is convertible at any time by the holder prior to redemption or maturity to common stock of the Company.  See Note 8 in the Consolidated Financial Statements for additional disclosure.

(2)

The Company has a $1,000,000 line of credit expiring in 2011.

(3)

The above table does not include the Company’s margin loan which is due on demand as described in Note 8 to the Consolidated Financial Statements.

Liquidity and Capital Resources and Changes in Financial Condition

The Company’s ability to generate cash adequate to meet its needs is dependent primarily on income from its real estate investments and its securities portfolio, the sale of real estate investments and securities, refinancing of mortgage debt, leveraging of real estate investments, availability of bank borrowings, proceeds from the Dividend Reinvestment and Stock Purchase Plan, proceeds from the Subordinated Convertible Debentures, and access to the capital markets.  Purchases of new properties, purchases of securities, payments of expenses related to real estate operations, capital improvements programs, debt service, management and professional fees, and dividend requirements place demands on the Company’s liquidity.

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

Net cash provided by operating activities for the years ended December 31, 2005, 2004, and 2003 was $1,768,790, $1,428,602 and $898,188, respectively.  The increase is due primarily to profitable and expanded operations.

Net cash flows used in investing activities for the years ended December 31, 2005, 2004 and 2003 was $14,537,039, $13,085,511 and $13,190,104, respectively.  The increase was due mainly to purchases of industrial properties.

The Company intends to grow its real estate investment portfolio.   During the past five years, the Company purchased eleven warehouse facilities at an aggregate cost of approximately $59,000,000.  The Company financed these purchases primarily through mortgages on its acquisitions and short term bank loans.  The Company expects to make additional real estate acquisitions from time to time.   During 2006 the Company plans to acquire approximately $20,000,000 in properties.  The funds for these acquisitions may come from mortgages secured for the acquisitions, other bank borrowings, proceeds from the Dividend Reinvestment and Stock Purchase Plan, proceeds from private placements, or proceeds from sales of the Company’s investment securities.  To the extent funds or appropriate properties are not available, fewer acquisitions will be made.  Funds generated are expected to be sufficient to meet debt service requirements and capital expenditures of the Company.

Total real estate investments, net of accumulated depreciation, increased $15,554,496 during the year ended December 31, 2005.  This was due primarily to the purchase of four warehouse facilities located in Tampa, Florida, Lakeland, Florida, Augusta, Georgia and El Paso, Texas, partially offset by depreciation for the year.  Intangible assets, net increased $1,900,941 due to the value assigned to the leases related to the acquisition of the warehouse facilities noted above, offset by the current year amortization.

The Company also invests in debt and equity securities of other REIT’s as a proxy for real estate when suitable acquisitions are not available, for liquidity, and for additional income.   The Company from time to time may purchase these securities on margin when there is adequate yield spread.   At December 31, 2005, the securities portfolio balance was $8,107,492 (with $-0- margin debt).  During 2005, the Company’s security portfolio decreased by $4,023,200 due to sale, redemptions and returns of principal of $8,346,135 a decrease in the unrealized gain of $1,108,562 partially offset by purchases of $5,431,497.  During 2005, the Company sold or redeemed proceeds of $8,990,809, recognizing a gain on securities transactions, net of $644,674.  The Company anticipates that it may make additional investments in REIT securities if funds are available and suitable acquisitions of properties are not available.

Loans receivable relate to the financing of manufactured home sales when the Company was engaged in the manufactured mobile home sales business. Loans receivable decreased by $277,379 during the year ended December 31, 2005.  This decrease was primarily due to collections of $172,339. The Company also repossessed the collateral for loans receivable of $105,040 and placed the homes into inventory.

Cash flows from financing activities for the years ended December 31, 2005, 2004 and 2003 were $13,974,554, $11,876,504 and $12,431,908, respectively.

Mortgages payable increased $9,313,831 due mainly to the new mortgages of $10,175,000 related to the new acquisitions of industrial properties offset by principal payments on mortgages of $861,169.  Loans payable decreased $8,749,156 due mainly to the payoff of the $2,500,000 short term loan originated with Two River Community Bank (Two River) and net payments on the Company’s margin loan.

Financing costs, net and leasing costs, net increased by $649,469 primarily as a result of the purchase of the industrial buildings during 2005.

Shareholders’ equity increased from $15,446,093 as of December 31, 2004 to $18,439,983 as of December 31, 2005.   The Company has a Dividend Reinvestment and Stock Purchase Plan (the DRIP) in which participants purchase stock from the Company at a discount of approximately 5% of market price.  During 2005, a total of $4,948,282 in additional capital was raised through the DRIP.  The success of the DRIP has resulted in substantial improvement in the Company’s liquidity and capital resources during 2005.  It is anticipated, although no assurances can be given, that a comparable level of participation will continue in the DRIP in 2006.  Two employees exercised their stock options during 2005 and 20,000 shares were issued for a total of $52,500.  One holder of the 2013 Debentures converted $50,000 in Debentures to 8,333 shares of common stock.

Recent Accounting Pronouncements

On April 14, 2005 the Securities and Exchange Commission amended the compliance dates for the Financial Accounting Standard Board’s (FASB) Statement of Financial Accounting Standards No. 123 (revision 2004), Share-Based Payment (Statement No. 123R).  The Commission’s new rule allows companies to implement Statement No. 123R at the beginning of the next fiscal year, instead of the next reporting period, that begins after June 15, 2005, or December 15, 2005 for small business issuers.  The Commission’s new rule does not change the accounting required by Statement No. 123R; it changes only the dates for compliance with the standard.  The Company has evaluated the impact of implementation of Statement No. 123R and does not believe that it will be material.

In May of 2005, the FASB issued Statement of Financial Accounting Standard No. 154, Accounting Changes and Error Correction (Statement No. 154).  This standard is a replacement of Accounting Policy Board Opinion No. 20 and FASB Standard No. 3.  Under the new standard, any voluntary changes in accounting principles should be adopted via a retrospective application of the accounting principle in the financial statements presented in addition to obtaining an opinion from the auditors that the new principle is preferred.  In addition, adoption of a change in accounting principle required by the issuance of a new accounting standard would also require retroactive restatement, unless the new standard includes explicit transition guidelines.  This new standard is effective for fiscal years beginning after December 14, 2005.  The Company has evaluated the impact of implementation of Statement No. 154 and does not believe that it will be material.

In June 2005, the FASB issued Emerging Issues Task Force (EITF) No. 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When Limited Partners Have Certain Rights.  EITF No. 04-05 replaces counterpart requirements in SOP 78-9, which provides guidance on accounting for investments in real estate ventures and limited partnerships.  Under EITF No. 04-05, the general partner’s control of a venture would be overcome if the limited partners have either “kick-out rights” (the right to dissolve or liquidate the venture or otherwise remove the general partner “without cause”) or “participating rights” (the right to effectively participate in significant decisions made in the ordinary course of the ventures business.  The adoption of EITF 04-05 has not had a material effect on the consolidated financial statements.

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

Below is the information as of December 31, 2005, concerning the Company’s fixed-rate debt obligations, including principal cash flow by scheduled maturity, weighted average interest rates, and estimated fair value:

Long –Term Debt Fixed Rate	Scheduled Maturity	Carrying Value	Average Interest Rate	Fair Value

	2006	-0-	-0-
	2007	-0-	-0-
	2008	-0-	-0-
	2009	-0-	-0-
	2010	$586,997	5.24%
	2011-2021	30,390,189	6.16%
		$30,977,186	6.14%	$31,764,700

In addition to the mortgages, the Company has $760,998 carrying value in a line of credit with Two River.  The line of credit is at a variable rate of 8.25% as of December 31, 2005, and expires in 2011.  The Company has no outstanding balance on its margin loans as of December 31, 2005.  The margin loans are secured by marketable securities.  The interest rate on these margin loans ranged from 4% to 6% during 2005.   The carrying value of the Company’s variable rate debt approximates fair value as of December 31, 2005.

The Company also invests in both debt and equity securities of other REITs and is primarily exposed to equity price risk from adverse changes in market rates and conditions.  All securities are classified as available for sale and are carried at fair value.  The Company has no significant interest rate risk relating to debt securities as they are short-term in nature.   To reduce exposure of the preferred equity securities portfolio to interest rate fluctuations, the Company invests in futures contracts of ten-year treasury notes.  These contracts are marked to market which changes in market recognized in income.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data listed in Part IV, Item 15 (a)(1) are incorporated herein by reference and filed as a part of this report.

The following is the Unaudited Selected Quarterly Financial Data:

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

THREE MONTHS ENDED

2005	March 31	June 30	September 30	December 31

Total Income	$1,800,581	$1,547,860	$1,968,578	$1,423,788
Total Expenses	1,152,240	1,394,653	1,676,054	1,350,599
Net Income	648,341	153,207	292,524	73,189
Net Income per Share - Basic	.17	.04	.07	.02
Net Income per Share - Diluted	.12	.04	.07	.02

2004	March 31	June 30	September 30	December 31

Total Income	$1,745,403	$1,209,145	$963,034	$1,391,358
Total Expenses	957,691	955,733	979,497	1,178,658
Net Income	787,712	253,412	(16,463)	212,700
Net Income (Loss) per Share - Basic	.25	.08	(.02)	.06
Net Income (Loss) per Share - Diluted	.22	.08	(.02)	.06

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

ITEM 9B.      OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND AFFILIATED ENTITY OF THE REGISTRANT

The following are the Directors and Executive Officers of the Company as of December 31, 2005.  Several of the Directors and Officers of the Company also serve as directors of MREIC and United, both publicly-owned real estate investment trusts.

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since
Anna T. Chew	47	Vice President (2001 to present) and Chief Financial Officer (1991 to present) and Director. Certified Public Accountant. Vice President (1995 to present) and Director (1995 to present) of United Mobile Homes, Inc., an affiliated company. Chief Financial Officer (1991 to present) of Monmouth Real Estate Investment Corporation, an affiliated company.	1994

Neal Herstik	47	Director. Director (2004 to present) of Monmouth Real Estate Investment Corporation, an affiliated company. Attorney at Law, Gross, Truss & Herstik, PC (1997 to present); First Vice President, Marlboro Community Players, Inc., a non-profit corporation (2000-2002); Co-founder and former President, Manalapan-Englishtown Education Foundation, Inc., a non-profit corporation (1995-2001).	2002

Eugene W. Landy	72	President (1961 to present) and Director. Attorney at Law; Chairman of the Board (1995 to present), President (1969 to 1995) of United Mobile Homes, Inc., an affiliated company; President and Director (1968 to present) of Monmouth Real Estate Investment Corporation, an affiliated company.	1961

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since

Michael Landy	43	Executive Vice President and Director; Vice President – Investments (2001 to present) of United Mobile Homes, Inc. and Monmouth Real Estate Investment Corporation, affiliated companies; President (1998 to 2001) of Siam Records, LLC; Chief Engineer and Technical Director (1987 to 1998) of the GRP Recording Company, a division of Universal.	2001

Eugene Rothenberg	73	Director. Investor; Retired physician Director (1977 to present) of United Mobile Homes, Inc. an affiliated company.	2001

Robert G. Sampson	79	Director. Investor; Director (1968 to 2001) of Monmouth Real Estate Investment Corporation, an affiliated company; Director (1969 to present) of United Mobile Homes, Inc., an affiliated company; General Partner (1983 to present) of Sampco, Ltd., an investment group.	1963

Maureen E. Vecere	36

Controller (2003 to present) and Treasurer (2004 to present).  Certified Public Accountant; Audit Manager (1996-2003) of KPMG LLP.  Controller (2003 to present) and Treasurer (2004 to present) of Monmouth Real Estate Investment Corporation, an affiliated company.

			N/A

Stephen B. Wolgin	51	Director. Principal of U.S. Real Estate Advisors, Inc (2000 to present), a real estate advisory services group based in New York: Director (2003 to present) of Monmouth Real Estate Investment Corporation, an affiliated company; Principal (2000 to 2003) of the Wolgin Group; prior affiliations with J.P Morgan, Odyssey Associates, The Prudential Realty Group, Standard & Poor’s Corporation, and Grubb and Ellis.	2004

Family Relationships

There are no family relationships between any of the Directors or executive officers, except that Michael P. Landy is the son of Eugene W. Landy, the President and a Director of the Company.

Audit Committee

The Company has a separately-designated standing audit committee established in accordance with section 3 (a)(58)(A) of the Exchange Act (15 U.S.C. 78c(a)(58)(A)).  The members of the audit committee are Stephen B. Wolgin (Chairman), Neal Herstik and Eugene Rothenberg.  The Company’s Board of Directors has determined that Stephen B. Wolgin is a financial expert.

Delinquent Filers

There have been no delinquent filers pursuant to Item 405 of regulation S-K, to the best of management’s knowledge.

Code of Ethics

The Company has adopted the Code of Business Conduct and Ethics (the Code of Ethics). The Code of Ethics can be found at the Company’s website at www.monmouthcapital.com.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table

The following Summary Compensation Table shows compensation paid by the Company to its Chief Executive officer for services rendered during the years ended December 31, 2005, 2004 and 2003.  Because no executive officers received total annual salary and bonus exceeding $100,000 which was allocated to the Company, only the compensation paid to the Chief Executive officer is to be disclosed under the Securities and Exchange Commission disclosure requirements.

Name and Principal	Compensation
Position		Salary	Bonus	Other

Eugene W. Landy	12/31/05	$50,000	None	$ 20,700 (1)
President	12/31/04	50,000	None	3,200 (2)
	12/31/03	50,000	None	20,700 (1)

(1)

Represents directors’ fees of $3,200 and legal fees of $17,500.

(2)

Represents directors’ fees.

Stock Option Plan

The following table sets forth for the executive officer named in the Summary Compensation Table, information regarding stock options outstanding at December 31, 2005:

      Value of

        Number of Unexercised

       Unexercised Options

          Shares

    Value         Options at Year-End

 at Year-End

Name

        Exercised

  Realized  Exercisable/Unexercisable  Exercisable/Unexercisable

Eugene W. Landy	-0-	N/A	50,000/	25,000	$119,500/	$ -0-

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

Comparative Performance

The following line graph compares the total return of the Company's Common Stock for the last five fiscal years to the NAREIT Composite and the S&P 500 Index.  The total return reflects stock price appreciation and dividend reinvestment for all three comparative indices. The information herein has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness is guaranteed.

Year Ended December 31,	Monmouth Capital Corporation	NAREIT Composite	S&P 500

2000	100	100	100
2001	88	116	88
2002	126	122	69
2003	251	168	88
2004	265	219	98
2005	256	238	103

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists information with respect to the beneficial ownership of the Company’s Common Stock as of December 31, 2005 by:

•

each person known by the Company to beneficially own more than five percent of the Company’s outstanding shares;

•

the Company’s directors;

•

the Company’s executive officers; and

•

all of the Company’s executive officers and directors as a group.

Unless otherwise indicated, the person or persons named below have sole voting and investment power and that person’s address is c/o Monmouth Capital Corporation, Juniper Business Plaza, 3499 Route 9 North, Suite 3-C, Freehold, New Jersey 07728.  In determining the number and percentage of shares beneficially owned by each person, shares that may be acquired by that person under options exercisable within 60 days of December 31, 2005 are deemed beneficially owned by that person and are deemed outstanding for purposes of determining the total number of outstanding shares for that person and are not deemed outstanding for that purpose for all other shareholders.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Shares Outstanding (2)
Albert D. Mason, Inc. 50 Congress Street Suite 843 Boston, MA 02109	535,467 (3)	11.54%

Anna T. Chew	19,024 (4)	*

Neal Herstik	500	*

Eugene W. Landy	309,827 (5)	6.60%

Michael Landy	51,943 (6)	1.12%

Eugene Rothenberg	6,099	*

Robert G. Sampson	16,986	*

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Shares Outstanding (2)

Maureen E. Vecere	70 (7)	*

Stephen B. Wolgin	5,892	*

Directors and Officers as a Group (8)	410,341	8.75%

(1)

Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the Company believes that the persons named in the table have sole voting and investment power with respect to all shares listed.

(2)

Based on the number of shares outstanding on December 31, 2005 which was 4,640,484.

(3)

Based on 13F filed with the SEC on holdings as of December 31, 2005, received from Albert D. Mason, dated February 11, 2006.

(4)

Held jointly with Ms. Chew's husband.  Excludes 10,000 Shares issuable upon the exercise of a stock option, which stock option is not exercisable until September 21, 2006.

(5)

Includes  (a) 11,352 shares held by Mr. Landy's  wife;   (b) 32,835  shares held in the Landy & Landy Employees'  Pension Plan,  of  which Mr. Landy is a Trustee with power to  vote; (c) 69,051  shares  held in the Landy  &  Landy  Employees' Profit  Sharing  Plan, of which Mr. Landy  is  Trustee  with power   to  vote;  and  (d)  17,303 shares  held  by  Landy Investments, Ltd. of which Mr. Landy has power to vote;  and (e)  40,000 shares held in the Eugene W. and Gloria  Landy Family  Foundation, a charitable trust, of which  Mr.  Landy has power to vote.  Includes 50,000 shares issuable upon exercise of a stock option.  Excludes 25,000 Shares issuable upon the exercise of a stock option, which stock option is not exercisable until September 21, 2006.

(6)

Includes 13,665 shares in custodial accounts for Mr. Landy's children under the Uniform Gift to Minor's Act in which he disclaims any beneficial interest, but has power to vote.  Excludes 15,000 Shares issuable upon the exercise of a stock option, which stock option is not exercisable until September 21, 2006.

(7)

Excludes 10,000 Shares issuable upon the exercise of a stock option, which stock option is not exercisable until September 21, 2006.

(8)

Excludes 45,282 shares owned by MREIC and 93,528 shares owned by United.  Eugene W. Landy owns beneficially approximately 5.38% of MREIC and 10.42% of United.  Also excludes MREIC’s $500,000 investment in the Monmouth Capital Debenture Offering convertible into 83,333 shares and United’s $6,000,000 investment in the Monmouth Capital Debenture Offering convertible into 833,332 shares.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain relationships and related party transactions are incorporated herein by reference to part IV, Item 15(a)(1)(vi), Note 13 of the Notes to Consolidated Financial Statements-Payments to Affiliated Persons and Related Party Transactions.

ITEM 14  - PRINCIPAL ACCOUNTING FEES AND SERVICES

Cowan, Gunteski & Co., P.A. (Cowan Gunteski) served as the Company’s independent  registered public accounting firm for the years ended December 31, 2005 and 2004.  The following are the fees billed by Cowan Gunteski in connection with services rendered:

	2005	2004
Audit Fees	$27,300	$26,730
Audit Related Fees	-0-	-0-
Tax Fees	24,592	15,000
All Other Fees	896	-0-
Total Fees	$52,788	$41,730

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

Other fees include professional services rendered by Cowan Gunteski for consulting on software.

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

(a) (1)

The following Financial Statements are filed as part of this report:

		Page

(i)	Report of Independent Registered Public Accounting Firm	41

(ii)	Consolidated Balance Sheets	42-43

(iii)	Consolidated Statements of Income	44

(iv)	Consolidated Statements of Shareholders' Equity	45

(v)	Consolidated Statements of Cash Flows	46

(vi)	Notes to Consolidated Financial Statements	47-67

(a) (2)	Financial Statement schedules are omitted for the reason that they are not required, are not applicable, or the required information is set forth in the financial statements or notes thereto.

(a) (3)	The Exhibits set forth in the following index of Exhibits are filed as part of this report.

Exhibit No.	Description

(3)	Articles of Incorporation and By-Laws – Reference is hereby made to that filed with the Securities and Exchange Commission with the Company’s Form 10-KA No. 2 for the year ended March 31, 1994.

(14)	Code of Business Conduct and Ethics – Reference is hereby made to that filed with the Securities and Exchange Commission with the Company’s Form 10-K for the year ended December 31, 2004.

(21)

Subsidiaries of the Registrant – During fiscal 1994, the Registrant formed a wholly-owned subsidiary, The Mobile Home Store, Inc., to finance and sell manufactured homes.  This subsidiary merged into the Registrant during 2001.  During 2001, the Registrant formed a subsidiary, Palmer Terrace Realty Associates, LLC, to purchase a warehouse facility in Carlstadt, New Jersey.  During 2003, the Registrant formed a subsidiary, Wheeling Partners, LLC, to purchase a warehouse facility in Wheeling, Illinois.  During 2005, the Registrant formed a subsidiary, MCC Financial Inc, to serve as the Registrant’s taxable REIT subsidiary.  During 2005, the Registrant formed a subsidiary, Jones EPI, LLC to purchase a warehouse facility in El Paso, Texas.

Exhibit No.	Description
(23)	Consent of Cowan, Gunteski & Co., P.A.

(31.1)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Audit Committee Charter

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Monmouth Capital Corporation

Freehold, New Jersey

We have audited the accompanying consolidated balance sheets of Monmouth Capital Corporation as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2005.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monmouth Capital Corporation as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Cowan, Gunteski & Co., P.A.

Toms River, New Jersey

March 3, 2006

MONMOUTH CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2005	December 31, 2004

Real Estate Investments:
Land	$13,699,245	$9,915,003
Buildings, Improvements and Equipment, net of accumulated depreciation of $2,193,009 and $1,399,815, respectively	40,909,822	29,139,568
Total Real Estate Investments	54,609,067	39,054,571

Loans Receivable, net of allowance for losses of $15,793 and $54,736, respectively	868,543	1,145,922
Cash and Cash Equivalents	1,739,991	533,686
Tenant and Other Receivables	121,441	59,188
Deferred Rent Receivable	82,953	-0-
Securities Available for Sale at Fair Value	8,107,492	12,130,692
Inventory	91,972	99,870
Prepaid Expenses and Other Assets	74,209	117,181
Financing Costs, net of accumulated amortization of $223,445 and $104,032, respectively	1,214,507	659,928
Leasing Costs, net of accumulated amortization of $78,870 and $45,037, respectively	442,938	348,048
Intangible Assets, net of accumulated amortization of $20,059 and $-0-, respectively	1,900,941	-0-

TOTAL ASSETS	$69,254,054	$54,149,086

See Accompanying Report of Independent Registered Public Accounting Firm and

Notes to Consolidated Financial Statements

MONMOUTH CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS (CONT.)

	December 31, 2005	December 31, 2004
LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgages Payable	$30,977,186	$21,663,355
Convertible Subordinated Debentures, due 2013	5,320,000	5,370,000
Convertible Subordinated Debentures, due 2015	10,420,000	-0-
Loans Payable	760,998	9,510,154
Accounts Payable and Accrued Expenses	408,349	229,078
Other Liabilities	92,749	74,401

Total Liabilities	47,979,282	36,846,988

Minority Interest	2,834,789	1,856,005
Shareholders' Equity:
Common Stock (par value $1.00 per share; Authorized 10,000,000 shares; issued and outstanding 4,640,484 and 3,750,481 shares respectively)	4,640,484	3,750,481
Additional Paid-In Capital	13,691,638	10,479,189
Accumulated Other Comprehensive Income	107,861	1,216,423
Retained Earnings	-0-	-0-

Total Shareholders' Equity	18,439,983	15,446,093

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$69,254,054	$54,149,086

See Accompanying Report of Independent Registered Public Accounting Firm Report and

Notes to Consolidated Financial Statements

MONMOUTH CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31, 2005	For the Year Ended December 31, 2004	For the Year Ended December 31, 2003
Income:
Rental Income & Reimbursements	$4,881,491	$2,835,614	$ 1,734,583
Interest and Dividend Income	1,135,290	1,247,988	1,091,924
Sales of Manufactured Homes	79,305	165,324	269,690
Gain on Securities Transactions, net	644,674	815,844	710,491
Other Income	47	244,170	1,041
Total Income	6,740,807	5,308,940	3,807,729

Expenses:
Cost of Sales of Manufactured Homes	79,305	166,911	257,502
Selling Expense	1,144	734	13,025
Real Estate Taxes	557,388	379,641	114,439
Salaries and Employee Benefits	248,110	239,310	177,257
Professional Fees	122,870	163,368	71,825
Interest Expense	2,837,262	1,635,684	977,204
Depreciation	793,194	786,065	327,898
Other Expenses	747,494	565,136	486,318
Total Expenses	5,386,767	3,936,849	2,425,468

Income Before Minority Interest	1,354,040	1,372,091	1,382,261
Minority Interest	186,779	134,730	98,829

NET INCOME	$1,167,261	$1,237,361	$ 1,283,432

NET INCOME PER SHARE-BASIC AND DILUTED
Basic	$.28	$.37	$ .45
Diluted	$.28	$.36	$ .34

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	4,142,355	3,362,018	2,824,809
DILUTED	4,175,929	3,404,950	3,747,584

See Accompanying Report of Independent Registered Public Accounting Firm and

Notes to Consolidated Financial Statements

*

MONMOUTH CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Accumulated

Additional

Other Com-

Com-

   Common Stock Issued

   Paid-In

prehensive

Retained

prehensive

 Number

Amount

   Capital             Income

Earnings

Income

__________

_________

__________

___________

________

_________

Balance December 31, 2002	2,277,537	2,277,537	$4,993,306	$1,734,189	$104,978
Common Stock Issued with DRIP*	733,926	733,926	2,138,533	-0-	-0-
Common Stock Issued from Exercise of Stock Options	70,000	70,000	135,000	-0-	-0-
Net Income	-0-	-0-	-0-	-0-	1,283,432	$1,283,432
Distributions	-0-	-0-	-0-	-0-	(1,178,504)
Unrealized Net Holding Gains on Securities Available for Sale	-0-	-0-	-0-	78,608	-0-	78,608
Balance December 31, 2003	3,081,463	3,081,463	7,266,839	1,812,797	209,906	$1,362,040
Common Stock Issued with DRIP*	669,018	669,018	3,499,255	-0-	-0-
Net Income	-0-	-0-	-0-	-0-	1,237,361	$1,237,361
Distributions	-0-	-0-	(286,905)	-0-	(1,447,267)
Unrealized Net Holding Loss on Securities Available for Sale	-0-	-0-	-0-	(596,374)	-0-	(596,374)

Balance December 31, 2004	3,750,481	3,750,481	10,479,189	1,216,423	-0-	$640,987
Common Stock Issued with DRIP*	861,670	861,670	4,086,612	-0-	-0-
Common Stock Issued with Exercise of Stock Options	20,000	20,000	32,500	-0-	-0-
Common Stock Issued with Conversion of Debentures	8,333	8,333	41,667	-0-	-0-
Stock Based Compensation Expense	-0-	-0-	13,325	-0-	-0-
Net Income	-0-	-0-	-0-	-0-	1,167,261	$1,167,261
Distributions	-0-	-0-	(961,655)	-0-	(1,167,261)
Unrealized Net Holding Loss on Securities Available for Sale	-0-	-0-	-0-	(1,108,562)		(1,108,562)
Balance December 31, 2005	4,640,484	$4,640,484	$13,691,638	$107,861	$-0-	$58,699

*Dividend Reinvestment and Stock Purchase Plan

See Accompanying Report of Independent Registered Public Accounting Firm and

Notes to Consolidated Financial Statements

*

*

MONMOUTH CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2005		For the Year Ended December 31, 2004	For the Year Ended December 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,167,261	$1,237,361	$1,283,432
Adjustments to reconcile net income to net cash provided by operating activities:
Income Allocated to Minority Interest	186,779	134,730	98,829
Depreciation and Amortization	966,499	880,061	366,092
Stock Based Compensation Expense	13,325	-0-	-0-
Gain on Securities Transactions, net	(644,674)	(815,844)	(710,491)
Changes In Operating Assets and Liabilities:
Deferred Rent and Tenant and Other Receivables	(145,206)	(44,091)	12,528
Inventory	112,938	186,232	253,187
Prepaid Expenses and Other Assets	(85,751)	(5,628)	(490,696)
Accounts Payable and Accrued Expenses	179,271	(20,776)	(77,537)
Other Liabilities	18,348	(123,443)	162,844
Net Cash Provided by Operating Activities	1,768,790	1,428,602	898,188

CASH FLOWS FROM INVESTING ACTIVITIES
Collections and Other Decreases in Loans Receivable	172,339	134,191	186,701
Purchase of Securities Available for Sale	(5,431,497)	(4,211,798)	(7,872,935)
Proceeds from Sales and Other Decreases in Securities Available for Sale	8,990,809	7,744,485	6,063,062
Purchase of Real Estate & Intangible Assets	(18,268,690)	(16,752,389)	(11,566,932)
Net Cash Used in Investing Activities	(14,537,039)	(13,085,511)	(13,190,104)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Mortgages	10,175,000	6,364,723	7,670,000
Proceeds from Convertible Subordinated Debenture	10,420,000	-0-	5,370,000
Proceeds from Loans	760,998	3,500,000	500,000
Net (Decrease) Increase in Margin Loans Payable	(9,510,154)	433,330	(3,583,338)
Principal Payments of Mortgages	(861,169)	(590,607)	(397,166)
Financing Costs on Debt	(673,992)	(72,076)	(489,392)
Increase (decrease) in Minority Interest	792,005	(192,967)	1,462,849
Dividends Paid	(1,681,265)	(1,316,763)	(913,994)
Proceeds from the Issuance of Common Stock	4,500,631	3,750,864	2,607,949
Proceeds from Exercise of Stock Options	52,500	-0-	205,000
Net Cash Provided by Financing Activities	13,974,554	11,876,504	12,431,908

Net Increase in Cash and Cash Equivalents	1,206,305	219,595	139,992
Cash and Cash Equivalents at Beginning of Year	533,686	314,091	174,099
Cash and Cash Equivalents at End of Year	$1,739,991	$533,686	$ 314,091

See Accompanying Report of Independent Registered Public Accounting Firm and

Notes to Consolidated Financial Statements

*

MONMOUTH CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Monmouth Capital Corporation is a corporation organized in the State of New Jersey, in 1961.  The Company operates as a qualified real estate investment trust (REIT) under Sections 856-860 of the Internal Revenue Code (the Code) and intends to maintain its qualification as a REIT in the future.  As a qualified REIT, with limited exceptions, the Company will not be taxed under federal and certain state income tax laws at the corporate level on taxable income that it distributes to its shareholders.  For special tax provisions applicable to REITS, refer to Sections 856-860 of the Code.  The Company is subject to franchise taxes in some of the states in which the Company owns property.

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

The Company has made the following property acquisitions in the last five years:

Date of		Square	Property
Acquisition	Location	Feet	Type	Ownership	Tenant

7/20/2001	Carlstadt, NJ	59,400	warehouse	51%	Macy’s East, Inc.
12/20/2001	White Bear Lake, MN	59,425	warehouse	100%	Federal Express Corp
9/18/2002	Cheektowaga, NY	62,986	warehouse	100%	Federal Express Corp
8/14/2003	Wheeling, IL	107,160	warehouse	63%	FedEx Ground
7/9/2004	Richmond, VA	60,000	warehouse	100%	Carrier Sales & Dist
12/2/2004	Quakertown, PA	37,660	warehouse	100%	MagiKitch’n, Inc.
12/27/2004	Montgomery, IL	171,200	warehouse	100%	Home Depot USA, Inc.
2/28/2005	Tampa, FL	68,385	warehouse	100%	Kelloggs Sales Company
11/8/2005	Lakeland, FL	31,096	warehouse	100%	Federal Express Corp
11/8/2005	Augusta, GA	30,332	warehouse	100%	Federal Express Corp
12/8/2005	El Paso, TX	91,854	warehouse	65%	FedEx Ground

On February 8, 2005, the Company formed a wholly-owned taxable REIT subsidiary organized in Maryland, named MCC Financial, Inc.  MCC Financial, Inc. had no activity during the year ended December 31, 2005, other than holding $500,000 in certificates of deposit.

The Company is currently operating as a diversified REIT investing in real estate equities, mortgages, mortgage-backed securities, and other REIT securities.

Principals of Consolidation and Minority Interests

The consolidated financial statements of the Company at December 31, 2005, 2004, and 2003 and for each of the years ended December 31, 2005, 2004, and 2003 include the accounts and operating results of the Company and its subsidiaries.  The Company consolidates the results of operations that have minority interests.  Such consolidated financial statements present the Company’s minority interests under the equity method of accounting.  All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Buildings, Improvements and Equipment

Buildings, Improvements and Equipment are stated at the lower of depreciated cost or net realizable value.  Depreciation is computed using accelerated depreciation methods acceptable for tax reporting purposes over the estimated useful life of the assets (ranging from 5 to 39 years).  This departure from GAAP does not create a material difference to the Company’s operating income based on its REIT election.  See Note 12 for a discussion of the Company’s REIT status.

Acquisitions

The Company records direct costs and deposits associated with potential acquisitions to Other Assets.  Upon closing of the acquisition, the costs are reclassified to real estate investments.  The costs are expensed if the acquisition is not consummated.

Upon acquisition of a property, the Company allocates the purchase price of the property based upon the fair value of the assets acquired, which generally consist of land, buildings, leasing commissions and intangible assets, including in-place leases and above and below market leases. The Company allocates the purchase price to the fair value of the tangible assets of an acquired property determined by third party appraisal of the property obtained in conjunction with the purchase. Acquired above and below market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates over the remaining lease term.

The purchase price is further allocated to in-place lease values based on management's evaluation of the specific characteristics of each tenant's lease and the Company's overall relationship with the respective tenant.  Acquired above and below market leases are amortized over the remaining non-cancelable terms of the respective leases. The value of in-place lease intangibles is amortized to expense over the remaining lease term.  If a tenant terminates its lease early, the unamortized portion of the tenant improvements, leasing commissions above and below market leases and the in-place lease value is immediately charged to expense.

Securities Available for Sale

The Company's securities consist primarily of debt, and common and preferred equities of other REITs, as well as mortgaged backed securities issued by the Federal National Mortgage Association and the Government National Mortgage Association.  These securities are all publicly traded and purchased on the open market.  These securities are classified as Available-for-Sale, and are carried at fair value based upon quoted market prices. Gains or losses on the sale of securities are calculated on the average cost method and are accounted for on a trade date basis.  Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders' Equity until realized.  A decline in the market value of any security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value.  Any impairment is charged to earnings and a new cost basis for the security is established.

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

Cash and Cash Equivalents

Cash and cash equivalents include all cash and investments with an original maturity of three months or less.  The Company maintains its cash in bank accounts in amounts that may exceed federally insured limits.  The Company has not experienced any losses in these accounts in the past and does not believe that it is exposed to significant credit risk. The fair value of cash and cash equivalents approximates their current carrying amounts since all such items are short-term in nature.

Loans Receivable

Interest income on loans receivable is accrued until, in the opinion of management, the collection of such interest appears doubtful.  An allowance is recorded when it appears doubtful that the Company will collect the full principal amount.  The fair value of loans receivable approximates its current carrying amounts since all such items are short-term in nature.

Intangible Assets, Lease Costs and Financing Costs

Intangible assets, consisting primarily of the value of in-place leases, are amortized to expense over the remaining terms of the respective leases.  Upon termination of a lease, the unamortized portion is immediately charged to expense.  Costs incurred in connection with the execution of leases are deferred and are amortized over the term of the respective leases.  Unamortized lease costs are charged to expense upon cancellation of leases prior to the expiration of lease terms.  Costs incurred in connection with obtaining mortgages and other financings and refinancings are deferred and are amortized over the term of the related obligations.  Unamortized costs are charged to expense upon prepayment of the obligation.  Costs incurred in connection with the Convertible Subordinated Debentures (the Debentures) are deferred and are amortized over the term of the Debentures.  Unamortized costs are charged pro-rata to Additional Paid-In Capital upon conversion by the Debenture holders or redemption by the Company.

Inventories

Inventories, consisting of manufactured homes for sale, are valued at the lower of cost, which includes costs associated with the repossession of a home, or market value and are determined by the specific identification method.  All inventories were considered finished goods.

Prepaid Expenses and Other Assets

The fair value of prepaid expenses and other assets approximates their carrying value due to the short-term nature.

Mortgages Payable, Loans Payable and Convertible Subordinated Debentures

At December 31, 2005, the fair and carrying value of mortgages payable was $31,764,700 and $30,977,186, respectively.  At December 31, 2004, the fair and carrying value of mortgages payable was $22,230,800 and $21,663,355, respectively.    The fair value of loans payable approximates their current carrying amounts since such amounts payable are at a current market rate of interest.  The fair value of the convertible subordinated debentures approximates their current carrying amounts since such amounts payable are at a current market rate of interest for similar convertible debentures.

Revenue Recognition

Rental income is recognized on the straight-line basis over the term of the lease.  The fair value of deferred rent receivable approximates its current carrying amounts. Sale of manufactured homes is recognized on the full accrual basis when certain criteria are met. Interest income on loans receivable is not accrued when, in the opinion of management, the collection of such interest appears doubtful.

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

Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period (4,142,355, 3,362,018 and 2,824,809 for the year ended December 31, 2005, 2004, and 2003, respectively).  Diluted net income per share is calculated by dividing net income plus interest expense related to the Debentures by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method, plus the number of shares resulting from the possible conversion of the Debentures, (4,175,929, 3,404,950 and 3,747,584 for the years ended December 31, 2005, 2004, and 2003, respectively).   (See Note 6).  Options in the amount of 33,574, 42,932 and 27,775 are included in the diluted weighted average shares outstanding for the year ended December 31, 2005, 2004, and 2003, respectively.  Common stock relating to the Company’s Debentures totaling 895,000 shares is also included in the diluted weighted average shares outstanding for the year ended December 31, 2003.  Interest expense and common stock related to the Debentures are excluded, from the calculation of diluted net income per share for the year ended December 31, 3005 and 2004, due to their antidilutive effect.

Stock Option Plan

The Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation” on January 1, 2003.  Under the prospective method of adoption selected by the Company under the provisions of SFAS No. 148, “Accounting for Stock Based Compensation, Transition and Disclosure”, compensation costs of $13,325, -0-, and -0- have been recognized in 2005, 2004 and 2003, respectively.

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

Fair Value

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

Recent Accounting Pronouncements

On April 14, 2005 the Securities and Exchange Commission amended the compliance dates for the Financial Accounting Standard Board’s (FASB) Statement of Financial Accounting Standards No. 123 (revision 2004), Share-Based Payment (Statement No. 123R).  The Commission’s new rule allows companies to implement Statement No. 123R at the beginning of the next fiscal year, instead of the next reporting period, that begins after June 15, 2005, or December 15, 2005 for small business issuers.  The Commission’s new rule does not change the accounting required by Statement No. 123R; it changes only the dates for compliance with the standard.  The Company has evaluated the impact of implementation of Statement No. 123R and does not believe that it will be material.

In May of 2005, the FASB issued Statement of Financial Accounting Standard No. 154, Accounting Changes and Error Correction (Statement No. 154).  This standard is a replacement of Accounting Policy Board Opinion No. 20 and FASB Standard No. 3.  Under the new standard, any voluntary changes in accounting principles should be adopted via a retrospective application of the accounting principle in the financial statements presented in addition to obtaining an opinion from the auditors that the new principle is preferred.  In addition, adoption of a change in accounting principle required by the issuance of a new accounting standard would also require retroactive restatement, unless the new standard includes explicit transition guidelines.  This new standard is effective for fiscal years beginning after December 14, 2005.  The Company has evaluated the impact of implementation of Statement No. 154 and does not believe that it will be material.

In June 2005, the FASB issued Emerging Issues Task Force (EITF) No. 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When Limited Partners Have Certain Rights.  EITF No. 04-05 replaces counterpart requirements in SOP 78-9, which provides guidance on accounting for investments in real estate ventures and limited partnerships.  Under EITF No. 04-05, the general partner’s control of a venture would be overcome if the limited partners have either “kick-out rights” (the right to dissolve or liquidate the venture or otherwise remove the general partner “without cause”) or “participating rights” (the right to effectively participate in significant decisions made in the ordinary course of the ventures business.  The adoption of EITF 04-05 has not had a material effect on the consolidated financial statements.

NOTE 2 – REAL ESTATE INVESTMENTS

The following is a summary of the cost and accumulated depreciation of the Company’s land, building, improvements and equipment at December 31, 2005 and 2004:

2005	Land	Building	Improvements	Equipment	Total	Accumulated Depreciation	Net

NJ	$634,065	$2,578,410	$-0-	$ -0-	$3,212,475	$(271,172)	$2,941,303
MN	1,025,000	3,744,000	-0-	-0-	4,769,000	(432,000)	4,337,000
NY	440,000	3,800,000	-0-	-0-	4,240,000	(340,911)	3,899,089
IL	6,953,938	14,078,217	448,534	52,535	21,533,224	(869,785)	20,663,439
VA	459,000	3,729,794	-0-	-0-	4,188,794	(143,190)	4,045,604
PA	403,000	2,135,186	-0-	-0-	2,538,186	(27,373)	2,510,813
FL	1,316,000	6,252,012	-0-	-0-	7,568,012	(80,154)	7,487,858
GA	380,000	1,480,000	-0-	-0-	1,860,000	(18,974)	1,841,026
TX	2,088,242	3,991,277	715,376	97,490	6,892,385	(9,450)	6,882,935
Total	$13,699,245	$41,788,896	$1,163,910	$150,025	$56,802,076	($2,193,009)	$54,609,067

2004	Land	Building	Improvements	Equipment	Total	Accumulated Depreciation	Net

NJ	$634,065	2,574,700	-0-	-0-	3,208,765	($209,188)	$2,999,577
MN	1,025,000	3,744,000	-0-	-0-	4,769,000	(336,000)	4,433,000
NY	440,000	3,800,000	-0-	-0-	4,240,000	(243,483)	3,996,517
IL	6,953,938	14,074,225	448,534	52,535	21,529,232	(563,582)	20,965,650
VA	459,000	3,729,589	-0-	-0-	4,188,589	(47,562)	4,141,027
PA	403,000	2,115,800	-0-	-0-	2,518,800	(-0-)	2,518,800
FL	-0-	-0-	-0-	-0-	-0-	(-0-)	-0-
GA	-0-	-0-	-0-	-0-	-0-	(-0-)	-0-
TX	-0-	-0-	-0-	-0-	-0-	(-0-)	-0-
Total	$9,915,003	$30,038,314	$448,534	$52,535	$40,454,386	($1,399,815)	$39,054,571

All properties consist of industrial buildings.

NOTE 3 - ACQUISITIONS

On February 24, 2005, the Company purchased a 68,385 a square foot industrial building in Tampa, Florida.  This warehouse facility is 100% net leased to Kellogg Sales Co. for 20 years.  The lease expires December 31, 2009.  The average annual rent over the term of the lease is $444,000.  The purchase price, including closing costs, was approximately $5,600,000.  The Company obtained $4,000,000 in mortgages at an interest rate of 5.71% on $3,400,000 of principal, due March 1, 2015 and 5.24% on $600,000 of principal, due March 1, 2010.  In addition, the Company obtained $1,500,000 from its margin loan.  Management estimated that the value allocated to the lease in-place at purchase was approximately $30,000.

On November 8, 2005, the Company purchased a 31,096 square foot industrial building in Lakeland, Florida.  This warehouse facility is 100% net leased to Federal Express Corporation for a period of seven remaining years though November 30, 2012.  The average annual rent over the term of the lease is $165,000.  The purchase price, including closing costs, was approximately $2,150,000.  The Company obtained approximately $2,100,000 from its margin loan.  Management estimated that the value allocated to the lease in-place at purchase was approximately $181,000.

On November 8, 2005, the Company purchased a 30,332 square foot industrial building in Augusta, Georgia.  This warehouse facility is 100% net leased to Federal Express Corporation for a period of seven remaining years though November 30, 2012.  The average annual rent over the term of the lease is $141,500.  The purchase price, including closing costs, was approximately $1,900,000.  The Company obtained approximately $761,000 from its line of credit with Two River Bank and $1,039,000 from its margin loan.

On December 9, 2005, Jones EPI, LLC, a Delaware limited liability company (Jones EPI), in which the Company holds a 65% equity interest, purchased a 91,854 square foot industrial building in El Paso, Texas.  The warehouse facility is 100% net leased to FedEx Ground Package Systems for a period of ten years remaining through September 30, 2015.  The average annual rent over the term of the lease is $667,600 (of which the Company receives 65% or $433,900).  The purchase price, including closing costs, was approximately $9,000,000.  Jones EPI obtained a mortgage of $6,175,000 at an interest rate of 5.4%, due January 5, 2017.  The Company obtained approximately $1,836,000 from its margin loan for its 65% equity investment in Jones EPI.  Management estimated that the value allocated to the lease in-place at purchase was approximately $1,710,000.

NOTE 4 - LOANS RECEIVABLE

The following is a summary of the loans held by the Company at December 31, 2005 and 2004:

			Balance
	Rate	Date	2005	2004

Financed Manufactured Homes	10%-15%	Various	$884,336	$1,200,658
Allowance for Losses			(15,793)	(54,736)

Net Loans Receivable			$868,543	$1,145,922

From 1994 through March 2001, the Company sold and financed manufactured home units.  At December 31, 2005 and 2004, financed manufactured homes consist of 45 and 57 loans, respectively. These loans range from approximately $1,000 to approximately $60,000.  Loans receivable for financed manufactured homes are secured by the property financed. Generally, the terms of the loans do not exceed 20 years.

NOTE 5 – SECURITIES AVAILABLE FOR SALE

The Company’s securities available for sale consist primarily of debt securities and common and preferred stock of other REITs.  The Company does not own more than 10% of the outstanding shares of any of these securities, nor does it have controlling financial interest.

The following is a summary of investments in debt and equity securities at December 31, 2005:

Description	Series	Interest Rate	Number of Shares	Cost	Estimated Fair Value

Equity Securities-Preferred Stock:
Brandywine Realty Trust	D	7.375%	8,100	202,500	201,285
BRE Properties, Inc.	C	6.75%	4,000	100,000	98,880
Corporate Office Properties Trust	H	7.5%	15,600	390,000	393,900
Eagle Hospitality Properties Trust, Inc.	A	8.25%	2,500	62,500	61,125
Equity Inns, Inc.	B	8.75%	5,000	125,600	128,100
FelCor Lodging Trust	A	$1.95	5,000	123,356	118,500
Glimcher Realty Trust	G	8.125%	4,000	100,000	100,760
Innkeepers USA Trust	C	8%	29,000	725,000	708,470
Lasalle Hotel Properties	A	10.25%	1,500	37,950	39,000
LTC Properties, Inc.	F	8%	8,000	200,000	201,200
McGuire Properties, Inc.	A	7.625%	8,000	200,000	196,000
The Mills Corporation	G	7.875%	4,000	100,246	100,000
Omega Healthcare Investors, Inc.	D	8.375%	14,600	365,000	368,212
PS Business Parks, Inc.	H	7%	3,000	75,000	72,600
PS Business Parks, Inc.	M	7.2%	18,000	450,000	442,800
Pennsylvania Real Estate Investment Trust	A	11%	10,000	361,684	555,000
Saul Centers	A	8%	20,800	520,000	533,104
SL Green Realty Corporation	C	7.625%	20,000	500,000	503,800
Windrose Medical Properties Trust	A	7.5%	36,100	902,500	911,525

Total Equity Securities - Preferred Stock				5,541,336	5,734,261

Equity Securities-Common Stock:
Mission West Properties, Inc.			40,000	398,265	389,600
New Plan Excel Realty Trust			50,000	1,272,888	1,159,000
United Mobile Homes, Inc. (affiliate)			50,000	753,006	795,000

Total Equity Securities- Common Stock				2,424,159	2,343,600

Total Equity Securities				7,965,495	8,077,861

Debt Securities:
Government National Mortgage Association	6.5%	34,136	29,631

Total Debt Securities		34,136	29,631

Total Securities Available for Sale		$7,999,631	$8,107,492

The following is a summary of investments in debt and equity securities at December 31, 2004:

Description	Series	Interest Rate	Number of Shares	Cost	Estimated Fair Value

Equity Securities-Preferred Stock:
Apartment Investment & Management Co.	T	8%	4,000	$100,000	$101,640
Brandywine Realty Trust	D	7.375%	12,000	300,000	301,800
BRE Properties, Inc.	C	6.75%	4,000	100,000	100,080
CarrAmerica Realty Corporation	E	7.5%	4,000	100,000	106,240
Corporate Office Properties Trust	H	7.5%	16,000	400,000	408,000
Equity Inns, Inc.	B	8.75%	10,000	251,200	262,000
FelCor Lodging Trust	B	9%	10,000	202,692	254,600
Glimcher Realty Trust	G	8.125%	8,000	200,000	206,320
Healthcare REIT, Inc.	F	7.625%	4,000	100,000	101,000
HRPT Properties Trust	B	8.75%	12,000	300,113	331,440
Health Care Property Investors, Inc.	F	7.1%	9,000	225,000	227,790
Innkeepers USA Trust	C	8%	45,000	1,125,000	1,158,750
Kilroy Realty	E	7.8%	16,000	400,000	419,200
Kramont Realty Trust	E	8.25%	36,000	900,001	905,400
Lasalle Hotel Properties	A	10.25%	8,000	202,400	219,200
LTC Properties, Inc.	F	8%	8,000	200,000	210,800
McGuire Properties, Inc.	A	7.625%	16,000	400,000	409,600
Omega Healthcare Investors, Inc.	D	8.375%	16,000	400,000	422,400
PS Business Parks, Inc.	H	7%	6,000	150,000	148,740
Pennsylvania Real Estate Investment Trust	A	11%	15,100	546,150	913,550
Prologis	G	6.75%	8,000	200,000	201,840
Saul Centers	A	8%	29,100	727,500	778,425
SL Green Realty Corporation	C	7.625%	20,000	500,000	512,000

Total Equity Securities - Preferred Stock				8,030,056	8,700,815

Equity Securities-Common Stock:
Mission West Properties			10,000	103,000	106,400
New Plan Excel Realty Trust			20,000	498,302	541,600
Sizeler Property Investors, Inc.			150,000	1,269,573	1,767,000

Total Equity Securities- Common Stock				1,870,875	2,415,000

Total Equity Securities				9,900,931	11,115,815

Debt Securities:
Sizeler Property Investors, Inc. Convertible Subordinated Debentures	9%	500,000	526,250
Federal National Mortgage Association	6.09%	470,307	449,275
Government National Mortgage Association	6.5%	43,031	39,352

Total Debt Securities		1,013,338	1,014,877

Total Securities Available for Sale		$10,914,269	$12,130,692

The Company had 11 securities that were temporarily impaired investments at December 31, 2005.  The individual unrealized losses were 13% or less of original cost.  The following is a summary:

	Less than 12 Months		12 months or longer

		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses

Preferred stock	$1,927,060	($36,542)	$72,600	($2,400)
Common Stock	1,548,600	(122,553)	-0-	-0-
Federal agency mortgage backed securities	29,631	(4,505)	-0-	-0-
Total	$3,505,291	($163,600)	$72,600	($2,400)

The Company has the ability and intent to hold the Federal agency mortgage backed securities to maturity.

The Company received proceeds of $8,990,809, $7,744,485 and $6,063,062 on sales or redemptions of securities during 2005, 2004 and 2003, respectively.  The Company recorded the following gain on securities transactions, net.

	2005	2004	2003

Gross realized gains	$709,496	$984,832	$736,722
Gross realized losses	(89,877)	(26,089)	(26,231)
Net gain (loss) on closed futures contracts	53,180	(147,586)	-0-
Unrealized gain (loss) on open futures contracts	(28,125)	4,687	-0-
Gain on Securities Transactions, Net	$644,674	$815,844	$710,491

NOTE 7 –  INTANGIBLE ASSETS

Intangible assets consist of the allocation of estimated value of the lease in-place at purchase of the property as follows at December 31, 2005 and 2004:

Property Location	Amortization Period (months)	2005	2004

Tampa, Florida	48	$30,000	$-0-
Lakeland, Florida	86	181,000	-0-
El Paso, Texas	119	1,710,000	-0-
		1,921,000	-0-
Accumulated Amortization		(20,059)	(-0-)
		$1,900,941	$-0-

NOTE 8 –  DEBT

Mortgages Payable

The following is a summary of mortgages payable at December 31, 2005 and 2004:

Property	Interest Rate	Maturity	2005	2004

New Jersey	7.75%	2021	$2,084,351	$2,150,177
Minnesota	7.04%	2012	2,823,490	2,986,089
New York	6.78%	2017	2,666,181	2,809,872
Illinois (Wheeling)	5.68%	2016	7,081,790	7,352,494
Illinois (Montgomery)	6.50%	2012	6,229,230	6,364,723
Tampa	5.71%	2015	3,330,147	-0-
Tampa	5.24%	2010	586,997	-0-
Texas	5.50%	2017	6,175,000	-0-

Total Mortgages Payable			$30,977,186	$21,663,355

Principal on the foregoing debt is scheduled to be paid as follows:

2006	$1,149,726
2007	1,223,100
2008	1,301,227
2009	1,384,417
2010	1,473,003
Thereafter	24,445,713

$30,977,186

Convertible Subordinated Debentures

On October 23, 2003, the Company completed a private placement offering of $5,370,000 (less approximately $374,000 in offering costs) of 8% Convertible Subordinated Debentures, due 2013 (the 2013 Debentures).  Interest is paid semi-annually in arrears on April 30 and October 31 of each year, commencing April 30, 2004.  The 2013 Debentures are convertible into common stock of the Company at any time prior to redemption or maturity, at the conversion price of $6.00 per share (equivalent to a rate of 166.67 shares of common stock for each $1,000 principal amount), subject to adjustment under certain conditions.

The Company may redeem the 2013 Debentures, at its option, in whole or in part, at any time on and after October 31, 2004 at the redemption prices set below.  The redemption price, expressed as a percentage of the principal amount, is as follows for the 12-month periods beginning on:

Period	Redemption Price

October 23, 2004	110%
October 23, 2005	110%
October 23, 2006	110%
October 23, 2007	105%
October 23, 2008 and Thereafter	100%

No sinking fund is provided for the 2013 Debentures.  The Company may redeem the debentures, at our option, in whole or in part, at any time prior to October 23, 2004, upon at least 30 and not more than 60 days’ notice by mail to the holders of the 2013 Debentures, at a redemption price equal to 100% of the principal amount of the debentures to be redeemed, plus accrued and unpaid interest to the date fixed for redemption, if the closing price of our common stock has exceeded 150% of the conversion price for at least 20 trading days in the consecutive 30-day trading period ending on the trading day prior to the date we mail the notice of redemption.

One 2013 Debenture holder converted $50,000 of 2013 Debentures into 8,333 shares of common stock during the year ended December 31, 2005.

On March 30, 2005, the Company completed a private placement offering of $10,420,000 (less approximately $456,000 in offering costs) of 8% Convertible Subordinated Debentures, due 2015 (the 2015 Debentures).  Interest will be paid semi-annually in arrears on April 30 and October 31 of each year, commencing October 31, 2005.  The 2015 Debentures are convertible into common stock of the Company at any time prior to redemption or maturity, at the conversion price of $7.50 per share (equivalent to a rate of 133.3333 shares of common stock for each $1,000 principal amount), subject to adjustment under certain conditions.

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

Loans Payable

On April 15, 2004, the Company closed on a $1,000,000 line of credit with Two River Community Bank (Two River) secured by the Company’s manufactured home loans.  The interest rate is 5% for the first two years and changes to the five-year FHLB of NY Regular Fixed Rate plus 300bp for the remaining five years.  The line of credit expires in 2011.  The balance on the line of credit at December 31, 2005 and 2004 was $760,998 and $1,000,000, respectively.  The interest rate was 8.25% and 6.25% at December 31, 2005 and 2004, respectively.

On December 16, 2004, the Company closed on a $2,500,000 short term loan with Two River, secured by the property in Richmond, Virginia. The interest rate is 6.00%.   The loan matured on September 16, 2005, however the Company prepaid this loan in April 2005.

The Company purchases securities on margin from time to time.  At December 31, 2005 and 2004, the margin loan was $-0- and $6,010,154, respectively.  The interest rate ranged from 4% to 6% during the year ended December 31, 2005 and from 3.0% to 4.0% during the year ended December 31, 2004.  These loans are secured by investment securities with a market value of $8,107,492 and $12,130,692 at December 31, 2005 and 2004, respectively. These margin loans are due on demand.

NOTE 9 - EMPLOYEE STOCK OPTION PLAN

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

The Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation” on January 1, 2003.  During the year ended December 31, 2005, 11 employees were granted options to purchase a total of 82,000 shares.  The fair value of those options was approximately $0.65 based on assumptions noted below and the fair value is being amortized over the 1-year vesting period.

A summary of the status of the Company's stock option plans as of December 31, 2005, 2004 and 2003, and changes during the periods then ended are as follows:

	12/31/05		12/31/04		12/31/03
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	80,000	$3.08	80,000	$3.08	150,000	$3.01
Granted	82,000	5.70	-0-	-0-	-0-	-0-
Expired/Cancelled	-0-	-0-	-0-	-0-	-0-	-0-
Exercised	(20,000)	2.625	-0-	-0-	70,000	2.93

Outstanding at end of period	142,000	$4.66	80,000	$3.08	80,000	$3.08

Exercisable at year end	60,000		80,000		80,000

Weighted-average fair value of options granted during the year		$0.65		$-0-		$ -0-

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants:

2005

Dividend yield	8.77%
Expected volatility	30.18%
Risk-free interest rate	4.73%
Expected lives (years)	8

The following is a summary of stock options outstanding as of December 31, 2005:

Date of Grant	Number of Employees	Number of Shares	Option Price	Expiration Date

10/4/01	1	50,000	3.30	10/4/09
1/16/02	2	10,000	2.90	1/16/07
9/21/05	11	82,000	5.70	9/21/13
		142,000

As of December 31, 2005, there were 668,000 shares available for grant under the 2004 Plan.

NOTE 10 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

Effective August 28, 1995, the Company implemented a Dividend Reinvestment and Stock Purchase Plan (DRIP).  Under the terms of the DRIP, shareholders who participate may reinvest all or part of their dividends in additional shares of the Company at approximately 95% of the market price.  Shareholders may also purchase additional shares at approximately 95% of its market price by making optional cash payments.  For the year ended December 31, 2005, 2004 and 2003, the Company received $4,948,282, $4,168,273 and $2,872,459, respectively.  There were 861,670, 669,018 and 733,926, new shares issued, respectively.

The Company paid the following dividends in the years 2005, 2004 and 2003:

Payment Date	Record Date	Amount	Per Share

6/15/2005	5/15/2005	$1,003,701	$. 25
12/15/2005	11/15/2005	1,125,215	. 25
12/15/2004	11/15/2004	914,066	. 25
6/15/2004	5/17/2004	820,106	. 25
12/15/2003	11/17/2003	608,492.20
6/16/2003	5/15/2003	570,012.20

NOTE 11 – INCOME FROM LEASES

The Company derives income from operating leases on its commercial properties.  In general, these leases are written for periods up to ten years with various provisions for renewal,  In addition, these leases generally contain clauses for reimbursement (or direct payment) of real estate taxes, maintenance, insurance and certain operating expenses of the properties.  Minimum rents due under noncancellable leases at December 31, 2005 are scheduled as follows:

Year Ending December 31,	2006	$4,351,770
	2007	4,381,822
	2008	4,270,651
	2009	4,254,691
	2010	3,324,207
	Thereafter	7,260,846

NOTE 12 - INCOME TAXES

The Company has elected to be taxed as a REIT.   As the Company has not distributed all of its income currently, a provision for Federal excise and other taxes of $47,892, $121,646 and $107,370 has been made for the years ended December 31, 2005, 2004 and 2003, respectively.  Included in the 2005 and 2004 tax provision is a Federal liability for built-in gains on the sale of assets acquired by the Company before its REIT election.

NOTE 13 - PAYMENTS TO AFFILIATED PERSONS AND RELATED PARTY

     TRANSACTIONS

Management currently operates two additional REITs, Monmouth Real Estate Investment Corporation and United Mobile Homes, Inc.  Certain general and administrative expenses are shared among these companies based on use or service provided.  Allocations of salaries and benefits are made based on the amount of employees and time dedicated to each affiliated Company.

Payments to Affiliated Persons

During 2005, 2004 and 2003, Eugene W. Landy, President of the Company, received $70,700, $53,200 and $70,700, respectively in salary, legal and director fees for these periods, respectively.

Transactions with United Mobile Homes, Inc. (United)

United owns and operates manufactured home communities.  Four Directors of the Company are also Directors and shareholders of United.

During the years ended December 31, 2005, 2004, and 2003, the Company (MHS prior to December 6, 2001) sold 4, 3 and 4 manufactured homes, respectively, to United for total sales prices of $79,305, $64,824 and $78,195, respectively, at the Company’s cost.  These sales represented 100%, 39% and 29%, respectively, of the total sales made by the Company.  These manufactured homes were available through the Company, but could have been acquired by United from a third party at approximately the same price.

United financed/refinanced certain loans made by the Company to third parties during 2005 and 2004.  The total amount financed was $10,500 and $70,150, respectively.

The Company from time to time holds common stock of United in its securities portfolio.  During 2005, the Company purchased 50,000 shares of United in the open market.  During 2004, the Company sold 11,000 shares of the common stock of United in the open market and recognized a gain of $103,705.

United held the following amounts of the Convertible Subordinated Debentures as of December 31, 2005 and 2004:

	December 31, 2005	December 31, 2004

2013 Debentures	$1,000,000	$1,000,000
2015 Debentures	5,000,000	-0-
Total	$6,000,000	$1,000,000

Transactions with Monmouth Real Estate Investment Corporation (MREIC)

MREIC owns industrial properties on long-term net leases to credit tenants.  Three Directors of the Company are also Directors of MREIC.  The Company held 1,000 shares of common stock of MREIC in its securities portfolio at December 31, 2003.  During 2004, the Company sold the common stock of MREIC in the open market and recognized a gain of $1,626.

MREIC owned $500,000 of the 2013 Debentures as of December 31, 2005 and 2004.

A Director of MREIC owns $250,000 of the 2013 Debenture and $100,000 of the 2015 Debenture as of December 31, 2005.

NOTE 14 – GROUP CONCENTRATIONS OF CREDIT RISK

The Company owns 11 properties totaling 779,498 square feet of which 6 properties or 382,853 square feet (or 49%) are leased to Federal Express Corporation and subsidiaries (FDX).  Rental income and reimbursements from FDX totaled approximately $2,281,000, $2,180,000 and $1,297,000, or 47%, 77% and 75%, for the years ended December 31, 2005, 2004, and 2003, respectively.

The Company’s loan portfolio is diversified. Generally, loans are collateralized by the manufactured homes.  At December 31, 2005, 2004 and 2003, all loans were secured.

NOTE 15 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the year ended December 31, 2005, 2004 and 2003, for interest and taxes are as follows:

	12/31/05	12/31/04	12/31/03

Interest	$2,717,217	$1,621,970	$945,058

Taxes	31,792	151,489	113,242

During the years ended December 31, 2005, 2004 and 2003, the Company had dividend reinvestments of $447,651, $417,409 and $264,510, respectively, which required no cash transfers.

During the years ended December 31, 2005, 2004, and 2003, the collateral for loans receivable of $105,040, $235,512 and $185,768, respectively, was repossessed and placed in inventory.

NOTE 16 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is the Unaudited Selected Quarterly Financial Data:

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

THREE MONTHS ENDED

2005	March 31	June 30	September 30	December 31

Total Income	$1,800,581	$1,547,860	$1,968,578	$1,423,788
Total Expenses	1,152,240	1,394,653	1,676,054	1,350,599
Net Income	648,341	153,207	292,524	73,189
Net Income per Share - Basic	.17	.04	.07	.02
Net Income per Share - Diluted	.12	.04	.07	.02

2004	March 31	June 30	September 30	December 31

Total Income	$1,745,403	$1,209,145	$963,034	$1,391,358
Total Expenses	957,691	955,733	979,497	1,178,658
Net Income	787,712	253,412	(16,463)	212,700
Net Income (Loss) per Share - Basic	.25	.08	(.02)	.06
Net Income (Loss) per Share - Diluted	.22	.08	(.02)	.06

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONMOUTH CAPITAL CORPORATION

BY:  /s/  Eugene W. Landy

        EUGENE W. LANDY

        President

BY:  /s/  Anna T. Chew

        ANNA T. CHEW

       Chief Financial Officer

Dated:     March 10,  2006

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Title	Date
/s/ Eugene W. Landy EUGENE W. LANDY	President and Director	March 10, 2006
/s/ Anna T. Chew ANNA T. CHEW	Chief Financial Officer and Director	March 10, 2006
/s/ Neal Herstik NEAL HERSTIK	Director	March 10, 2006
/s/ Michael P. Landy MICHAEL P. LANDY	Executive Vice President and Director	March 10, 2006
/s/ Robert G. Sampson ROBERT G. SAMPSON	Director	March 10, 2006
/s/ Eugene Rothenberg EUGENE ROTHENBERG	Director	March 10, 2006
/s/ Stephen B. Wolgin STEPHEN B. WOLGIN	Director	March 10, 2006