Form 10-Q
period 2006-03-31
MONMOUTH CAPITAL CORP
filed 2006-05-12
CIK 67618

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

(    )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ___________________   to _____________________

For the Quarter ended                                                            Commission File No.

  March 31, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes   X      No _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer_ ____         Accelerated filer _____               Non-accelerated filer ___X__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ___       No _X_

The number of shares or other units outstanding of each of the issuer's classes of securities as of May 1, 2006 was 5,006,305 shares.

MONMOUTH CAPITAL CORPORATION

FOR THE QUARTER ENDED MARCH 31, 2006

CONTENTS

PART I – FINANCIAL INFORMATION	PAGE NO.

Item 1 – Financial Statements (Unaudited):

Consolidated Balance Sheets	3-4

Consolidated Statements of Income	5

Consolidated Statements of Cash Flow	6

Notes to Consolidated Financial Statements	7-10

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-16

Item 3 – Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding year to the date of this Form 10-Q.

Item 4 – Controls and Procedures	16

PART II – OTHER INFORMATION	17

Item 1 – Legal Proceedings	17

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3 – Defaults Upon Senior Securities	17

Item 4 – Submission of Matters to a Vote of Security Holders	17

Item 5 – Other Information	17

Item 6 – Exhibits	18

SIGNATURES	19

MONMOUTH CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2006 AND DECEMBER 31, 2005

ASSETS	March 31, 2006	December 31, 2005

Real Estate Investments:
Land	$14,020,923	$13,699,245
Buildings, Improvements and Equipment, net of accumulated depreciation of $2,493,292 and $2,193,009, respectively	40,631,208	40,909,822
Total Real Estate Investments	54,652,131	54,609,067

Cash and Cash Equivalents	3,489,500	1,739,991
Securities Available for Sale, at Fair Value	7,650,981	8,107,492
Tenant and Other Receivables	83,432	121,441
Deferred Rent Receivable	96,813	82,953
Loans Receivable, net of allowance for losses of $15,793 and $15,793, respectively	787,382	868,543
Inventory	114,599	91,972
Prepaid Expenses and Other Assets	39,646	74,209
Financing Costs, net of accumulated amortization of $262,115 and $223,445, respectively	1,175,837	1,214,507
Leasing costs, net of accumulated amortization of $90,280 and $78,870, respectively	431,528	442,938
Intangible Assets, net of accumulated amortization of $71,212 and $20,059, respectively	1,849,788	1,900,941

TOTAL ASSETS	$70,371,637	$69,254,054

-UNAUDITED-

See Notes to the Consolidated Financial Statements

MONMOUTH CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS (CONT’D.)

AS OF MARCH 31, 2006 AND DECEMBER 31, 2005

	March 31, 2006	December 31, 2005

LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgages Payable	$30,715,161	$30,977,186
Convertible Subordinated Debentures, due 2013	5,320,000	5,320,000
Convertible Subordinated Debentures, due 2015	10,420,000	10,420,000
Loans Payable	-0-	760,998
Accounts Payable and Accrued Expenses	661,037	408,349
Other Liabilities	255,993	92,749

Total Liabilities	47,372,191	47,979,282

Minority Interest	2,842,401	2,834,789

Shareholders' Equity:
Common Stock par value $1.00 per share; authorized 10,000,000 shares; issued and outstanding 4,874,304 and 4,640,484 shares respectively	4,874,304	4,640,484
Additional Paid-In Capital	15,994,708	14,940,198
Accumulated Other Comprehensive Income	336,847	107,861
Distributions in Excess of Net Earnings	(1,048,814)	(1,248,560)

Total Shareholders' Equity	20,157,045	18,439,983

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$70,371,637	$69,254,054

-UNAUDITED-

See Notes to the Consolidated Financial Statements

MONMOUTH CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED

MARCH 31, 2006 AND 2005

	Three Months Ended
	3/31/06	3/31/2005
Income:
Rental Income & Reimbursements	$1,425,049	$1,060,335
Interest and Dividend Income	181,775	256,408
Sales of Manufactured Homes	-0-	14,700
Gain on Securities Transactions, net	156,594	468,634
Other Income	-0-	504
Total Income	1,763,418	1,800,581

Expenses:
Cost of Sales of Manufactured Homes	-0-	15,025
Operating Expenses	124,312	48,171
Real Estate Taxes	93,675	44,247
Office and General Expense	198,727	191,980
Interest Expense	770,545	583,894
Depreciation	300,283	172,579
Total Expenses	1,487,542	1,055,896

Income Before Minority Interest	275,876	744,685

Minority Interest	60,130	78,344

INCOME BEFORE INCOME TAXES	215,746	666,341

INCOME TAXES	16,000	18,000
NET INCOME	$199,746	$648,341

NET INCOME PER SHARE-BASIC AND DILUTED
Basic	$.04	$.17
Diluted	$.04	$.12

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	4,754,898	3,840,928
DILUTED	4,780,863	6,168,193

-UNAUDITED-

See Notes to Consolidated Financial Statement

MONMOUTH CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

 FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$199,746	$648,341
Adjustments to reconcile net income to net cash provided by operating activities:
Income Allocated to Minority Interest	60,130	78,344
Depreciation and Amortization	401,516	198,784
Stock Based Compensation Expense	13,325	-0-
Gain on Securities Transactions, net	(156,594)	(468,634)
Changes In Operating Assets and Liabilities:
Deferred Rent and Tenant & Other Receivables	24,149	(79,457)
Inventory	-0-	16,177
Prepaid Expenses and Other Assets	34,563	(16,439)
Accounts Payable and Accrued Expenses	252,688	66,992
Other Liabilities	163,244	43,514
Net Cash Provided by Operating Activities	992,767	487,622

CASH FLOWS FROM INVESTING ACTIVITIES:
Collections and Other Decreases in Loans Receivable	58,534	11,882
Purchase of Securities Available for Sale	(428,213)	-0-
Proceeds from Sales and Other Decreases in Securities Available for Sale	1,270,304	1,553,067
Purchase of Real Estate and Intangible Assets	(343,347)	(5,639,129)
Net Cash Provided by (Used in) Investing Activities	557,278	(4,074,180)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Decrease in Loans Payable	(760,998)	(5,944,356)
Proceeds from Mortgages	-0-	4,000,000
Principal Payments on Mortgages	(262,025)	(197,512)
Proceeds from Issuance of Convertible Subordinated Debentures	-0-	8,730,000
Payment of Financing Costs	-0-	(131,919)
Decrease in Minority Interest	(52,518)	(38,442)
Proceeds from the Issuance of Common Stock	1,275,005	943,501
Net Cash Provided by Financing Activities	199,464	7,361,272

Net Increase in Cash	1,749,509	3,774,714
Cash at Beginning of Period	1,739,991	533,686
Cash at End of Period	$3,489,500	$4,308,400

-UNAUDITED-

See Notes to the Consolidated Financial Statements

MONMOUTH CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICY

The interim consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2006 and for all periods presented.   All adjustments made in the interim period were of a normal recurring nature.    Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited financial statements and notes thereto included in the annual report of Monmouth Capital Corporation (the Company) for the year ended December 31, 2005 have been omitted.

The Company has elected to be taxed as a real estate investment trust (REIT).  As a REIT, the Company would not be taxed on the portion of its income which is distributed to shareholders, provided it meets certain requirements.

Certain reclassifications have been made to the financial statements for the prior period to conform to the current period presentation.

Employee Stock Options

The Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation” on January 1, 2003.  Under the prospective method of adoption selected by the Company under the provisions of SFAS No. 148, "Accounting for Stock Based Compensation, Transition and Disclosure", compensation costs of $13,325 and $-0-have been recognized in the three months ended March 31, 2006 and 2005, respectively, as the Company granted stock-based employee compensation during the third quarter of 2005 and the expense is being amortized over the one-year vesting period.

No participants exercised their stock options during the three months ended March 31, 2006.  As of March 31, 2006, there were options outstanding to purchase 142,000 shares and 668,000 shares were available for grant under the Plan.

Buildings, Improvements and Equipment

Buildings, Improvements and Equipment are stated at the lower of depreciated cost or net realizable value.  Depreciation is computed as follows:

Category	Method	Useful Life

Buildings	Straight-line, mid-year convention	39 years
Improvements	Straight-line	7-15 years
Equipment	Straight-line	5 years

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

Diluted net income per share was calculated as follows:

	Three Months 3/31/2006	Three Months 3/31/2005

Net Income	$199,746	$648,341
Interest expense related to the Debentures	-0-	109,716
Net Income for Diluted Net Income per Share	199,746	758,057

Weighted-Average Shares Outstanding	4,754,898	3,840,928
Shares of common stock related to the potential conversion of stock options	25,965	42,932
Shares of common stock related to the potential conversion of the Debentures	-0-	2,284,333
Diluted Weighted-Average Shares Outstanding	4,780,863	6,168,193

Diluted Net Income Per Share	$.04	$.12

Interest expense relating to the Company’s Debentures totaling $315,800 for the three months ended March 31, 2006 and common stock relating to the potential conversion of the Company’s Debentures totaling 2,276,000 shares was excluded from the computation due to their antidilutive effect.

The following table sets forth the components of the Company's comprehensive income:

	Three Months 3/31/06	Three Months 3/31/05

Net Income	$199,746	$648,341
Other Comprehensive Income, net of tax Unrealized holding gains (losses) arising during the period	228,986	(644,074)
Comprehensive Income	$428,732	$4,267

NOTE 3 – REAL ESTATE INVESTMENTS

During the three months ended March 31, 2006, the Company purchased 4.7 acres of land adjacent to its property in Cheektowaga, New York for a purchase price including closing costs of approximately $322,000. This property will be used to accommodate a 22,000-square-foot expansion of the existing FedEx Ground facility from its present size of approximately 63,000 square feet to approximately 85,000 square feet.

NOTE 4 – SECURITIES AVAILABLE FOR SALE AND DERIVATIVE INSTRUMENTS

During the three months ended March 31, 2006, the Company sold or redeemed $1,113,710 in securities available for sale, recognizing a gain on sale of $13,710.   The Company purchased $428,213 in securities available for sale.

Included in the $13,710 gain on sale was a gain of $8,294 on the sale of 20,000 UMH Properties, Inc., an affiliated entity (UMH).  The Company sold these shares on the open market.  In addition, the Company purchased 10,500 shares of Monmouth Real Estate Investment Corporation, an affiliated entity, on the open market for a total of $88,641.

During the three months ended March 31, 2006, the Company invested in futures contracts of ten-year treasury notes with a notional amount of $5,000,000, with the objective of reducing the exposure of the preferred equity and debt securities portfolio to interest rate fluctuations.  Changes in the market value of these derivatives have been recorded in gain on securities transactions, net with corresponding amounts recorded in other assets or other liabilities on the balance sheet.  The fair value of the derivatives at March 31, 2006 was an asset of $27,734.  During the three months ended March 31, 2006, the Company recorded a realized gain on settled futures contracts of $115,150, which is included in gain on securities transactions, net.

NOTE 6 – LOANS PAYABLE

During the three months ended March 31, 2006, the Company repaid the balance on its line of credit with Two River Community Bank (Two River).

NOTE 7 – SHAREHOLDER’S EQUITY

During the three months ended, the Company received a total of $1,275,005 from the Dividend Reinvestment and Stock Purchase Plan (DRIP).  There were 233,820 shares issued, resulting in 4,874,304 shares outstanding.

On April 3, 2006, the Company declared a dividend of $.25 per share to shareholders of record as of May 15, 2006, to be paid June 15, 2006.

NOTE 8 – EMPLOYMENT AGREEMENT

Effective January 1, 2006, the Company and the Executive Vice President (the employee) entered into a three-year employment agreement, under which the employee receives an annual base salary with scheduled increases over the three years, plus bonuses and customary fringe benefits.  No accruals were recorded in connection with this employment agreement.  The Company allocates a portion of the employee’s salary to UMH and Monmouth Capital Corporation, both affiliated entities.

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and taxes during the three months ended March 31, 2006 and 2005 was as follows:

	2006	2005
Interest	$455,743	$476,494
Taxes	34,130	32,000

During the three months ended March 31, 2006 and 2005, the Company repossessed the collateral for loans receivable of $22,627 and $37,150, respectively, and placed the collateral into inventory.

MONMOUTH CAPITAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS OF FINANCIAL CONDITION

Overview

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto elsewhere herein and the Company’s December 31, 2005 annual report on  Form 10-K.

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

Rental income and reimbursements increased 34% for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.  This increase is due mainly to the rent and reimbursements related to the new property acquisitions made during 2005.  Net income decreased 69% for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.  The decrease is due mainly to the decrease in interest and dividend income of 29%, the decrease in gain on sale of securities of 67% and increases in interest expense and operating expenses.   The Company is a very small REIT and is in transition. Management believes the Company must grow to a $100 million asset REIT in order to operate efficiently and is seeking new real property acquisitions in a very competitive market.  The Company has approximately $70 million in assets as of March 31, 2006.

The Company has financed acquisitions through capital raised through the Company’s Dividend Reinvestment and Stock Purchase Plan, by obtaining mortgages, and from private placement offerings, including the Convertible Subordinated Debentures.   If suitable acquisitions cannot be found during 2006, the Company will invest additional capital raised in REIT securities or pay down outstanding debt.  The Company also invests in debt and equity securities of other REITs for liquidity and additional income.  The Company from time to time may purchase these securities on margin when there is an adequate yield spread.

See PART I, Item 1. Business of the Company’s December 31, 2005 annual report on Form 10-K for a more complete discussion of the economic and industry-wide factors relevant to the Company, the Company's lines of business and principal products and services, and the opportunities, challenges and risks on which the Company is focused.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

As of March 31, 2006, the Company owns eleven industrial properties with total square footage of approximately 779,000 compared to eight industrial properties with total square footage of approximately 626,000 at March 31, 2005.  The Company’s occupancy rate is 100% and the weighted average lease term as of March 31, 2006 was 6.1 years.

Rental income and reimbursements increased $364,714 or 34% for the three month ended March 31, 2006 as compared to the three months ended March 31, 2005.  The increase is related to rent and occupancy charges of the properties purchased during 2005.   The acquisitions made since March 31, 2005 are as follows:

Date of Acquisition	Location	Tenant	Square Feet	Average Annual Rent

11/8/2005	Lakeland, FL	Federal Express Corp	31,096	$165,000
11/8/2005	Augusta, GA	Federal Express Corp	30,332	141,500
12/8/2005	El Paso, TX	FedEx Ground *	91,854	667,600

* The Company owns a 65% equity interest in this property.

Interest and dividend income decreased $74,633 or 29% for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.  The decrease is mainly due to a lower average balance of securities for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.  Average balance of securities was approximately $8,066,000 and $11,418,000 for the three months ended March 31, 2006 and 2005, respectively.

Gain on securities transactions, net for the three months ended March 31, 2006 and 2005 consisted of the following:

	Three Months
	3/31/06	3/31/05

Gain on sale of securities, net	$13,710	$383,953
Gain (loss) on settled futures contracts	115,150	38,588
Gain (loss) on open futures contracts	27,734	46,093

Gain (loss) on securities transactions, net	$156,594	$468,634

Gain on securities transactions, net decreased $312,040 or 67% for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.  The Company sold fewer securities available for sale during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 due mainly to the unrealized gains existing in the portfolio in 2004 and 2005.  The Company took advantage of the rise in price of the securities portfolio.   The decrease in gain on securities transactions was partially offset by an increase in the income from settled futures contracts.  During 2004, the Company began investing in futures contracts of ten-year treasury notes to mitigate the effect of interest rate fluctuations on the Company’s debt securities and preferred stock securities portfolio.

Operating expenses increased $76,141 or 158% for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.  Real estate taxes increased $49,428 or 112% for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.  This increase in these expenses is due to the new acquisitions made during 2005.

Interest expense increased $186,651 or 32% for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.  The increase in interest expense is due mainly to the interest related to the mortgages on the acquisitions made in Tampa, Florida and El Paso, Texas in 2005 and an increase in debentures outstanding.  The Company issued $10,420,000 in 8% convertible subordinated debentures, due 2015 on March 31, 2005.

Depreciation expense increased $127,704 or 74% for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.  The increase is due to the new acquisitions made during 2005.

MATERIAL CHANGES IN FINANCIAL CONDITION

The Company operates as a hybrid-diversified real estate investment trust (REIT) and invests in real estate, mortgages, mortgage-backed securities and other REIT securities.   The Company generated net cash provided by operating activities for the three months ended March 31, 2006 of $992,767.  In addition, the Company raised $1,275,005 from the issuance of shares of common stock through its Dividend Reinvestment and Stock Purchase Plan (DRIP) for the three months ended March 31, 2006.

Total real estate investments, net increased $43,064 from December 31, 2005 to March 31, 2006.  The increase was due mainly to the purchase 4.7 acres of land adjacent to the Company’s industrial property in Cheektowaga, New York.  The purchase price including closing costs was approximately $322,000. This property will be used to accommodate a 22,000-square-foot expansion of the existing FedEx Ground facility from its present size of approximately 63,000 square feet to approximately 85,000 square feet.   Management expects to extend the existing lease in connection with the expansion.  The increase due to the land purchase was partially offset by depreciation expense for the three months ended March 31, 2006.

Securities available for sale decreased $456,511 from December 31, 2005 to March 31, 2006 due to mainly to sales of securities available for sale of $1,113,710, realizing a gain on sale including derivatives of $156,594, partially offset by purchases of $428,213 in securities available for sale and an increase in the unrealized gain of $228,986.  The Company may purchase additional securities on margin from time to time if the Company can earn an adequate yield spread on the securities.  However, if suitable real properties are identified by management, the Company may decrease its securities portfolio and invest in additional real property.

During the three months ended March 31, 2006, the Company invested in futures contracts of ten-year treasury notes with a notional amount of $5,000,000, with the objective of reducing the exposure of the debt securities portfolio to market rate fluctuations.  Changes in the market value of these derivatives have been recorded in gain on securities transactions, net with corresponding amounts recorded in other assets or other liabilities on the balance sheet.  The fair value of the derivatives at March 31, 2006 was an asset of $27,734.  During the three months ended March 31, 2006 and 2005, the Company realized a gain (loss) on settled futures contracts of $115,150 and $38,588, respectively.

Accounts payable and accrued expenses increased $252,688 from December 31, 2005 to March 31, 2006.  The increase is due to increased accrued interest on the Debentures.  The Debentures pay semi-annual interest on April 30 and October 31.

Mortgages payable decreased $262,025 from December 31, 2005 to March 31, 2006.  The decrease is due to principal payments.

Loans payable decreased $760,998 from December 31, 2005 to March 31, 2006.  The decrease is due to the repayment of the credit with Two River.

FUNDS FROM OPERATIONS

Funds from operations (FFO), is defined as net income, excluding gains (or losses) from sales of depreciable assets, plus depreciation and amortization of intangible assets.  FFO should be considered as a supplemental measure of operating performance used by real estate investment trusts (REITs).

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

The Company’s FFO for the three months ended March 31, 2006 and 2005 is calculated as follows:

	Three Months
	3/31/06	3/31/05

Net Income	$199,746	$648,341
Amortization of Intangible Assets	51,153	-0-
Depreciation Expense	300,283	172,579

FFO	$551,182	$820,920

The following are the cash flows provided (used) by operating, investing and financing activities for the three months ended March 31, 2006 and 2005:

	2006	2005

Operating Activities	$992,767	$487,622
Investing Activities	557,278	(4,074,180)
Financing Activities	199,464	7,361,272

LIQUIDITY AND CAPITAL RESOURCES

The Company’s ability to generate cash adequate to meet its needs is dependent primarily on income from its real estate investments and its securities portfolio, the sale of real estate investments and securities, refinancing of mortgage debt, leveraging of real estate investments, availability of bank borrowings, proceeds from the Dividend Reinvestment and Stock Purchase Plan, and access to the capital markets.  Purchases of new properties, purchases of securities, payments of expenses related to real estate operations, capital improvements programs, debt service, management and professional fees, and dividend requirements place demands on the Company’s liquidity.  Management intends to grow its real estate investments; however suitable acquisitions may not be available.  As of March 31, 2006, the Company had approximately $3,500,000 in cash and cash equivalents and approximately $7,600,000 in marketable securities.

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

MONMOUTH CAPITAL CORPORATION

PART II - OTHER INFORMATION

FOR THE QUARTER ENDED MARCH 31, 2006

ITEM 1	LEGAL PROCEEDINGS – None

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS – None

ITEM 3	DEFAULTS UPON SENIOR SECURITIES – None

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5	OTHER INFORMATION – None

ITEM 6	EXHIBITS

(a) EXHIBITS	31.1 CERTIFICATION OF EUGENE W. LANDY, PRESIDENT AND CHIEF EXECUTIVE OFFICER OF THE COMPANY, PURSUANT TO SECURITIES EXCHANGE ACT RULE 13a-14 (a)

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

Date: May 11, 2006

/s/ Eugene W. Landy

EUGENE W. LANDY

President and Chief Executive Officer

Date: May 11, 2006

/s/ Anna T. Chew

ANNA T. CHEW

Chief Financial Officer