Form 10-Q
period 2006-08-10
MONMOUTH CAPITAL CORP
filed 2006-08-10
CIK 67618

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

(    )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ___________________   to _____________________

For the Quarter ended                                                            Commission File No.

  June 30, 2006

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

Yes ___       No _X_

The number of shares or other units outstanding of each of the issuer's classes of securities as of August 1, 2006 was 5,348,261 shares.

MONMOUTH CAPITAL CORPORATION

FOR THE QUARTER ENDED JUNE 30, 2006

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

Item 4 – Controls and Procedures	17

PART II – OTHER INFORMATION	18

Item 1 – Legal Proceedings	18

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3 – Defaults Upon Senior Securities	18

Item 4 – Submission of Matters to a Vote of Security Holders	18

Item 5 – Other Information	18

Item 6 – Exhibits	18

SIGNATURES	19

MONMOUTH CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2006 AND DECEMBER 31, 2005

ASSETS	June 30, 2006	December 31, 2005

Real Estate Investments:
Land	$14,024,369	$13,699,245
Buildings, Improvements and Equipment, net of accumulated depreciation of $2,798,824 and $2,193,009, respectively	40,304,984	40,909,822
Total Real Estate Investments	54,329,353	54,609,067

Cash and Cash Equivalents	2,737,444	1,739,991
Securities Available for Sale, at Fair Value	7,768,188	8,107,492
Tenant and Other Receivables	30,013	121,441
Deferred Rent Receivable	109,928	82,953
Loans Receivable, net of allowance for losses of $12,504 and $15,793, respectively	684,508	868,543
Inventory	91,757	91,972
Prepaid Expenses and Other Assets	1,445,769	74,209
Financing Costs, net of accumulated amortization of $300,847 and $223,445, respectively	1,137,105	1,214,507
Leasing costs, net of accumulated amortization of $97,885 and $78,870, respectively	423,923	442,938
Intangible Assets, net of accumulated amortization of $122,366 and $20,059, respectively	1,798,634	1,900,941

TOTAL ASSETS	$70,556,622	$69,254,054

-UNAUDITED-

See Notes to the Consolidated Financial Statements

MONMOUTH CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS (CONT’D.)

AS OF JUNE 30, 2006 AND DECEMBER 31, 2005

	June 30, 2006	December 31, 2005

LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgages Payable	$30,432,065	$30,977,186
Convertible Subordinated Debentures, due 2013	5,320,000	5,320,000
Convertible Subordinated Debentures, due 2015	10,420,000	10,420,000
Loans Payable	-0-	760,998
Accounts Payable and Accrued Expenses	321,791	408,349
Other Liabilities	259,248	92,749

Total Liabilities	46,753,104	47,979,282

Minority Interest	2,866,296	2,834,789

Shareholders' Equity:
Common Stock par value $1.00 per share; authorized 10,000,000 shares; issued and outstanding 5,267,577 and 4,640,484 shares, respectively	5,267,577	4,640,484
Additional Paid-In Capital	17,661,284	14,940,198
Accumulated Other Comprehensive Income	165,257	107,861
Distributions in Excess of Net Earnings	(2,156,896)	(1,248,560)

Total Shareholders' Equity	20,937,222	18,439,983

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$70,556,622	$69,254,054

-UNAUDITED-

See Notes to the Consolidated Financial Statements

MONMOUTH CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2006 AND 2005

	Three Months Ended		Six Months Ended
	6/30/06	6/30/05	6/30/06	6/30/05
Income:
Rental Income & Reimbursements	$1,552,824	$ 1,305,198	$2,977,873	$2,365,533
Interest and Dividend Income	179,987	217,442	361,762	473,850
Sales of Manufactured Homes	20,396	48,016	20,396	62,716
Gain (Loss) on Securities Transactions, net	67,083	(23,463)	223,677	445,171
Other Income	6,126	667	6,126	1,171
Total Income	1,826,416	1,547,860	3,589,834	3,348,441

Expenses:
Cost of Sales of Manufactured Homes	21,289	48,015	21,289	63,040
Operating Expenses	125,240	71,432	249,552	114,104
Real Estate Taxes	137,189	87,554	230,864	131,801
General and Administrative Expense	183,265	190,139	381,992	387,618
Interest Expense	786,772	742,897	1,557,317	1,326,791
Depreciation	305,532	188,084	605,815	360,663
Total Expenses	1,559,287	1,328,121	3,046,829	2,384,017

Income Before Minority Interest	267,129	219,739	543,005	964,424

Minority Interest	76,611	48,532	136,741	126,876

INCOME BEFORE INCOME TAXES	190,518	171,207	406,264	837,548

INCOME TAXES	16,000	18,000	32,000	36,000
NET INCOME	$174,518	$ 153,207	$374,264	$ 801,548

NET INCOME PER SHARE-BASIC AND DILUTED
Basic	$.03	$ .04	$.08	$ .21
Diluted	$.03	$ .04	$.08	$ .20

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	5,066,987	3,943,095	4,911,805	3,892,294
DILUTED	5,091,969	3,984,729	4,937,285	6,211,337

-UNAUDITED-

See Notes to Consolidated Financial Statement

MONMOUTH CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$374,264	$801,548
Adjustments to reconcile net income to net cash provided by operating activities:
Income Allocated to Minority Interest	136,741	126,876
Depreciation and Amortization	804,540	416,949
Stock Based Compensation Expense	26,650	-0-
Gain on Securities Transactions, net	(223,677)	(445,171)
Changes In Operating Assets and Liabilities:
Deferred Rent and Tenant & Other Receivables	64,453	(79,767)
Inventory	21,289	21,143
Prepaid Expenses and Other Assets	(116,673)	(471,688)
Accounts Payable and Accrued Expenses	(86,558)	175,051
Other Liabilities	166,499	(19,453)
Net Cash Provided by Operating Activities	1,167,528	525,488

CASH FLOWS FROM INVESTING ACTIVITIES:
Collections and Other Decreases in Loans Receivable	162,961	148,768
Purchase of Securities Available for Sale	(688,244)	(4,027,435)
Proceeds from Sales and Other Decreases in Securities Available for Sale	1,308,621	3,465,078
Purchase of Real Estate and Intangible Assets	(326,102)	(5,647,922)
Increase in Construction in Progress	(1,254,887)	-0-
Net Cash Provided by (Used in) Investing Activities	(797,651)	(6,061,511)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Decrease in Loans Payable	(760,998)	(8,179,123)
Proceeds from Mortgages	-0-	4,000,000
Principal Payments on Mortgages	(545,121)	(424,385)
Proceeds from Issuance of Convertible Subordinated Debentures	-0-	10,420,000
Payment of Financing Costs	-0-	(131,919)
Decrease in Minority Interest	(105,234)	(86,394)
Proceeds from the Issuance of Common Stock	3,049,005	2,038,107
Dividends Paid, net of Reinvestments	(1,010,076)	(786,630)
Net Cash Provided by Financing Activities	627,576	6,849,656

Net Increase in Cash	997,453	1,313,633
Cash at Beginning of Period	1,739,991	533,686
Cash at End of Period	$2,737,444	$1,847,319

-UNAUDITED-

See Notes to the Consolidated Financial Statements

MONMOUTH CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICY

The interim consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows as of June 30, 2006 and for the three and six month period ended June 30, 2006 and for all periods presented.   All adjustments made in the interim period were of a normal recurring nature.  Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited financial statements and notes thereto included in the annual report of Monmouth Capital Corporation and subsidiaries (the Company) for the year ended December 31, 2005 have been omitted.

The Company has elected to be taxed as a real estate investment trust (REIT).  As a REIT, the Company would not be taxed on the portion of its income which is distributed to shareholders, provided it meets certain requirements.

Certain reclassifications have been made to the financial statements for the prior period to conform to the current period presentation.

Employee Stock Options

The Company accounts for stock options in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123).  The Company has selected the prospective method of adoption under the provisions of SFAS No. 148, "Accounting for Stock Based Compensation, Transition and Disclosure".  SFAS 123R requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period).  This compensation cost is determined using option pricing models, intended to estimate the fair value of the awards at the grant date.  Compensation costs of $13,325 and $-0-have been recognized in the three months ended June 30, 2006 and 2005, respectively, and $26,650 and $-0- have been recognized in the six months ended June 30, 2006 and 2005, respectively as the Company granted stock-based employee compensation during the third quarter of 2005 and the expense is being amortized over the one-year vesting period.

No participants exercised their stock options during the six months ended June 30, 2006.  As of June 30, 2006, there were options outstanding to purchase 142,000 shares and 668,000 shares were available for grant under the Plan.

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

Diluted net income per share was calculated as follows:

	Three Months 6/30/2006	Three Months 6/30/2005	Six Months 6/30/2006	Six Months 6/30/2005

Net Income	$174,518	$153,207	$374,264	$801,548
Interest expense related to the Debentures	-0-	-0-	-0-	425,516
Net Income for Diluted Net Income per Share	$174,518	$153,207	$374,264	$1,227,064

Weighted-Average Shares Outstanding	5,066,987	3,943,095	4,911,805	3,892,294
Shares of common stock related to the potential conversion of stock options	24,982	41,634	25,480	43,043
Shares of common stock related to the potential conversion of the Debentures	-0-	-0-	-0-	2,276,000
Diluted Weighted-Average Shares Outstanding	5,091,969	3,984,729	4,937,285	6,211,337

Diluted Net Income Per Share	$.03	$.04	$.08	$.20

Interest expense relating to the Company’s Debentures totaling $315,800 for the three months ended June 30, 2006 and 2005 and interest expense of $631,800 for the six months ended June 30, 2006 and common stock relating to the potential conversion of the Company’s

Debentures totaling 2,276,000 shares was excluded from the computation of diluted net income per share due to their antidilutive effect.

The following table sets forth the components of the Company's comprehensive income:

	Three Months 6/30/06	Three Months 6/30/05	Six Months 6/30/06	Six Months 6/30/05

Net Income	$174,518	$153,207	$374,264	$801,548
Other Comprehensive Income, net of tax Unrealized holding gains (losses) arising during the period	(171,590)	45,472	57,396	(598,602)
Comprehensive Income	$2,928	$198,679	$431,660	$202,946

NOTE 3 – REAL ESTATE INVESTMENTS

On March 20, 2006, the Company purchased 4.7 acres of land adjacent to its property in Cheektowaga, New York for a purchase price including closing costs of approximately $325,000. This property will be used to accommodate a 22,000-square-foot expansion of the existing FedEx Ground facility from its present size of approximately 63,000 square feet to approximately 85,000 square feet.  The expansion is currently underway and is expected to be completed before the end of the calendar year.   Costs of construction incurred to date of $1,254,887 have been capitalized and are included in other assets.

NOTE 4 – SECURITIES AVAILABLE FOR SALE AND DERIVATIVE INSTRUMENTS

During the six months ended June 30, 2006, the Company sold or redeemed $1,084,944 in securities available for sale, recognizing a gain on sale including derivatives of $223,677.   The Company purchased $688,244 in securities available for sale.

Included in the $223,677 gain on sale was a gain of $8,294 on the sale of 20,000 UMH Properties, Inc., an affiliated entity (UMH).  The Company sold these shares on the open market.  In addition, the Company purchased 28,000 shares of Monmouth Real Estate Investment Corporation, an affiliated entity, on the open market for a total of $233,684.

During the six months ended June 30, 2006, the Company invested in futures contracts of ten-year treasury notes with a notional amount of $5,000,000, with the objective of reducing the exposure of the preferred equity and debt securities portfolio to interest rate fluctuations.  Changes in the market value of these derivatives have been recorded in gain on securities transactions, net with corresponding amounts recorded in other assets or other liabilities on the balance sheet.  The fair value of the derivatives as of June 30, 2006 and 2005 was an asset of $42,188 and $19,141, respectively.  During the three and six months ended June 30, 2006, the Company recorded a realized gain on settled futures contracts of $53,042 and $168,192, respectively which is included in gain on securities transactions, net.

NOTE 5 – PREPAID AND OTHER ASSETS

Prepaid and other assets consist of the following as of June 30, 2006 and December 31, 2005:

	6/30/06	12/31/05

Prepaid expenses	$148,694	$55,068
Deposits and pre-acquisition costs	-0-	-0-
Construction in progress	1,254,887	-0-
Unrealized gain (loss) on open futures contracts	42,188	19,141
Total	$1,445,769	$74,209

NOTE 6 – LOANS PAYABLE

During the six months ended June 30, 2006, the Company repaid the balance on its line of credit with Two River Community Bank (Two River).    The line of credit expired in April 2006.

NOTE 7 – SHAREHOLDER’S EQUITY

During the six months ended June 30, 2006, the Company received a total of $3,321,529 from the Dividend Reinvestment and Stock Purchase Plan (DRIP).  This amount includes dividend reinvestments of $272,524.  There were 627,093 shares issued, resulting in 5,267,577 shares outstanding.

On June 15, 2006, the Company paid a dividend of $1,282,600 or $.25 per share to shareholders of record as of May 15, 2006.  Of this amount, $272,524 was reinvested in the Company and required no cash transfer.

NOTE 8 – EMPLOYMENT AGREEMENT

Effective January 1, 2006, the Company and the Executive Vice President (the employee) entered into a three-year employment agreement, under which the employee receives an annual base salary with scheduled increases over the three years, plus bonuses and customary fringe benefits.  No accruals were recorded in connection with this employment agreement.  The Company allocates a portion of the employee’s salary to UMH and Monmouth Real Estate Investment Corporation, both affiliated entities.

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and taxes during the six months ended June 30, 2006 and 2005 was as follows:

	2006	2005
Interest	$1,557,314	$1,188,523
Taxes	34,289	25,000

During the six months ended June 30, 2006 and 2005, the Company repossessed the collateral for loans receivable of $21,074 and $50,391, respectively, and placed the collateral into inventory.

The Company had dividend reinvestments of $272,524 and $217,071 for the six months ended June 30, 2006 and 2005, respectively, which required no cash transfers

NOTE 10 – COMMITMENTS

As of June 30, 2006, the Company had approximately $528,000 in commitments under the construction contract for the expansion of the Cheektowaga, New York industrial building.

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

Rental income and reimbursements increased $247,626 or 19% for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 and increased $612,340 or 26% for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005.  This increase is due mainly to the rent and reimbursements related to the new property acquisitions made during 2005.  Net income decreased $427,284 or 53% for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005.  The decrease is due mainly to the decrease in interest and dividend income of 24%, the decrease in gain on securities transactions, net of 50% and increases in interest and operating expenses.   The Company is a very small REIT and is in transition. Management believes the Company must grow to a $100 million asset REIT in order to operate efficiently and is actively seeking new real property acquisitions in a very competitive market.  The Company has approximately $71 million in assets as of June 30, 2006.

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

MATERIAL CHANGES IN RESULTS OF OPERATIONS

As of June 30, 2006, the Company owns eleven industrial properties with total square footage of approximately 779,000 compared to eight industrial properties with total square footage of approximately 626,000 as of June 30, 2005.  The Company’s occupancy rate is 100% and the weighted average lease term as of June 30, 2006 was 5.8 years.

Rental income and reimbursements increased $247,626 or 19% for the three month ended June 30, 2006 as compared to the three months ended June 30, 2005 and increased $612,340 or 26% for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005.  The increase is related to rent and expense reimbursements related to the properties purchased during 2005.   The acquisitions made since June 30, 2005 were as follows:

Date of Acquisition	Location	Tenant	Square Feet	Average Annual Rent

11/8/2005	Lakeland, FL	Federal Express Corp	31,096	$165,000
11/8/2005	Augusta, GA	Federal Express Corp	30,332	141,500
12/8/2005	El Paso, TX	FedEx Ground *	91,854	667,600

* The Company owns a 65% equity interest in this property.

Interest and dividend income decreased $37,455 or 17% for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 and decreased $112,088 or 24% for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005.  The decrease is mainly due to a lower average balance of securities for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 and for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005.  Average balance of securities was approximately $7,717,000 and $11,076,000 for the three months ended June 30, 2006 and 2005, respectively and $7,926,000 and $11,367,000 for the six months ended June 30, 2006 and 2005, respectively.

Gain on securities transactions, net for the three and six months ended June 30, 2006 and 2005 consisted of the following:

	Three Months		Six Months
	6/30/06	6/30/05	6/30/06	6/30/05

Gain (loss) on sale of securities, net	($413)	$172,714	$13,297	$556,667
Gain (loss) on settled futures contracts	53,042	(169,225)	168,192	(130,637)
Gain (loss) on open futures contracts	14,454	(26,952)	42,188	19,141

Gain on securities transactions, net	$67,083	($23,463)	$223,677	$445,171

Gain on securities transactions, net increased $90,546 or 386% for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005.  The Company experienced a gain on futures contracts which partially offset the decrease in gain on sale of securities.  Gain on securities transactions, net decreased $221,494 or 50% for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005.  The Company sold more securities available for sale during 2005 due mainly to the unrealized gains existing in the portfolio in 2004 and 2005.  The Company took advantage of the rise in prices of the securities portfolio and sold securities at a gain during 2005.  The decrease in gain on securities transactions noted above was partially offset by an increase in the income from futures contracts.  During 2004, the Company began investing in futures contracts of ten-year treasury notes to mitigate the effect of interest rate fluctuations on the Company’s debt securities and preferred stock securities portfolio.

Operating expenses increased $53,808 or 75% for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 and increased $135,448 or 119% for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005.  Real estate taxes increased $49,635 or 57% for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 and increased $99,063 or 75% for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005.  This increase in these expenses is due mainly to the new acquisitions made during 2005.

Interest expense increased $43,875 or 6% for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 and increased $230,526 or 17% for the six months ended June 30, 2006 as compared to June 30, 2005.  The increase in interest expense is due mainly to the interest related to the mortgages on the acquisitions made in Tampa, Florida and El Paso, Texas in 2005 and an increase in debentures outstanding.  The Company issued $10,420,000 in 8% convertible subordinated debentures, due 2015 on March 31, 2005.

Depreciation expense increased $117,448 or 62% for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 and increased $245,152 or 68% for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005.  The increase is due to the new acquisitions made during 2005.

MATERIAL CHANGES IN FINANCIAL CONDITION

The Company operates as a hybrid-diversified real estate investment trust (REIT) and invests in real estate, mortgages, mortgage-backed securities and other REIT securities.   The Company generated net cash provided by operating activities for the six months ended June 30, 2006 of $1,167,528.  In addition, the Company raised $3,321,529 (including reinvestments) from the issuance of shares of common stock through its Dividend Reinvestment and Stock Purchase Plan (DRIP) for the six months ended June 30, 2006.

Total real estate investments, net decreased $279,714 from December 31, 2005 to June 30, 2006.  The decrease was due mainly to the depreciation expense for the six months ended June 30, 2006 of $605,816, partially offset by the purchase 4.7 acres of land adjacent to the Company’s industrial property in Cheektowaga, New York.  The purchase price of the land including closing costs was approximately $325,000. This property will be used to accommodate a 22,000-square-foot expansion of the existing FedEx Ground facility from its present size of approximately 63,000 square feet to approximately 85,000 square feet.   Management expects to extend the existing lease in connection with the expansion.

Securities available for sale decreased $339,304 from December 31, 2005 to June 30, 2006 due mainly to sales of securities available for sale of $1,084,944, realizing a gain on sale including derivatives of $223,677, partially offset by securities purchases of $688,244 and an increase in the unrealized gain of $57,396.  The Company may purchase additional securities on margin from time to time if the Company can earn an adequate yield spread on the securities.  However, if suitable real properties are identified by management, the Company may decrease its securities portfolio and invest in additional real property.

During the three and six months ended June 30, 2006, the Company invested in futures contracts of ten-year treasury notes with a notional amount of $5,000,000, with the objective of reducing the exposure of the debt securities and preferred stock portfolio to market rate fluctuations.  Changes in the market value of these derivatives have been recorded in gain on securities transactions, net with corresponding amounts recorded in other assets or other liabilities on the balance sheet.  The fair value of the derivatives as of June 30, 2006 and 2005 was an asset of $42,188 and $19,141, respectively.

Prepaid and other assets increased $1,371,560 from December 31, 2005 to June 30, 2006.  The increase is due mainly to an increase in construction in progress.  Construction in progress relates to the expansion of the FedEx property in Cheektowaga, New York.  Upon completion of construction, the costs will be transferred to real estate investments.

Mortgages payable decreased $545,121 from December 31, 2005 to June 30, 2006.  The decrease is due to principal payments.

Loans payable decreased $760,998 from December 31, 2005 to June 30, 2006.  The decrease is due to the repayment of the line of credit with Two River.

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

The Company’s FFO for the three and six months ended June 30, 2006 and 2005 is calculated as follows:

	Three Months		Six Months
	6/30/06	6/30/05	6/30/06	6/30/05

Net Income	$174,518	$153,207	$374,264	$801,548
Amortization of Intangible Assets	51,154	-0-	102,307	-0-
Depreciation Expense	305,532	188,084	605,815	360,663

FFO	$531,204	$341,291	$1,082,386	$1,162,211

The following are the cash flows provided (used) by operating, investing and financing activities for the six months ended June 30, 2006 and 2005:

	2006	2005

Operating Activities	$1,167,528	$525,488
Investing Activities	(797,651)	(6,061,511)
Financing Activities	627,576	6,849,656

LIQUIDITY AND CAPITAL RESOURCES

The Company’s ability to generate cash adequate to meet its needs is dependent primarily on income from its real estate investments and its securities portfolio, the sale of real estate investments and securities, refinancing of mortgage debt, leveraging of real estate investments, availability of bank borrowings, proceeds from the Dividend Reinvestment and Stock Purchase Plan, and access to the capital markets.  Cash provided by operating activities totaled $1,167,528 for the six months ended June 30, 2006 and the Company paid out $1,010,076 in dividends (net of reinvestments.  As of June 30, 2006, the Company had approximately $2,700,000 in cash and cash equivalents and approximately $7,800,000 in marketable securities. Purchases of new properties, purchases of securities, payments of expenses related to real estate operations, capital improvements programs, debt service, management and professional fees, and dividend requirements place demands on the Company’s liquidity.  Management intends to grow its real estate investments; however suitable acquisitions may not be available.

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

MONMOUTH CAPITAL CORPORATION

PART II - OTHER INFORMATION

FOR THE QUARTER ENDED JUNE 30, 2006

ITEM 1	LEGAL PROCEEDINGS – None

ITEM 1A	RISK FACTORS – There have been no material changes to information required regarding risk factors from the end of the preceding year to the date of this Form 10-Q.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS – None

ITEM 3	DEFAULTS UPON SENIOR SECURITIES – None

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS – None

ITEM 5	OTHER INFORMATION
(a) Information Required to be Disclosed in a Report on Form 8-K, but not Reported – none
(b) Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Board of Directors – none

ITEM 6	EXHIBITS

(a) EXHIBITS	31.1 CERTIFICATION OF EUGENE W. LANDY, PRESIDENT AND CHIEF EXECUTIVE OFFICER OF THE COMPANY, PURSUANT TO SECURITIES EXCHANGE ACT RULE 13a-14 (a)

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

Date: August 11, 2006

/s/ Eugene W. Landy

EUGENE W. LANDY

President and Chief Executive Officer

Date: August 11, 2006

/s/ Anna T. Chew

ANNA T. CHEW

Chief Financial Officer