Form 10-Q
period 2006-09-30
MONMOUTH CAPITAL CORP
filed 2006-11-13
CIK 67618

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

(    )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ___________________   to _____________________

For the Quarter ended                                                            Commission File No.

  September 30, 2006

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

Yes ___       No _X_

The number of shares or other units outstanding of each of the issuer's classes of securities as of November 1, 2006 was 5,478,596 shares.

MONMOUTH CAPITAL CORPORATION

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

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

Item 4 – Controls and Procedures	18

PART II – OTHER INFORMATION	19

Item 1 – Legal Proceedings	19

Item 1A – Risk Factors	19

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3 – Defaults Upon Senior Securities	19

Item 4 – Submission of Matters to a Vote of Security Holders	19
Item 5 – Other Information	19

Item 6 – Exhibits	20

SIGNATURES	21

MONMOUTH CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

ASSETS	September 30, 2006	December 31, 2005

Real Estate Investments:
Land	$14,024,369	$13,699,245
Buildings, Improvements and Equipment, net of accumulated depreciation of $3,105,196 and $2,193,009, respectively	40,010,651	40,909,822
Total Real Estate Investments	54,035,020	54,609,067

Cash and Cash Equivalents	2,921,940	1,739,991
Securities Available for Sale, at Fair Value	7,983,819	8,107,492
Tenant and Other Receivables	69,567	121,441
Deferred Rent Receivable	116,460	82,953
Loans Receivable, net of allowance for losses of $12,504 and $15,793, respectively	631,184	868,543
Inventory	92,438	91,972
Prepaid Expenses and Other Assets	2,285,586	74,209
Financing Costs, net of accumulated amortization of $342,979 and $223,445, respectively	1,094,973	1,214,507
Leasing costs, net of accumulated amortization of $101,104 and $78,870, respectively	420,704	442,938
Intangible Assets, net of accumulated amortization of $173,518 and $20,059, respectively	1,747,482	1,900,941

TOTAL ASSETS	$71,399,173	$69,254,054

-UNAUDITED-

See Notes to the Consolidated Financial Statements

MONMOUTH CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS (CONT’D.)

AS OF SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

	September 30, 2006	December 31, 2005

LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgages Payable	$30,144,463	$30,977,186
Convertible Subordinated Debentures, due 2013	5,320,000	5,320,000
Convertible Subordinated Debentures, due 2015	10,320,000	10,420,000
Loans Payable	-0-	760,998
Accounts Payable and Accrued Expenses	760,442	408,349
Other Liabilities	136,781	92,749

Total Liabilities	46,681,686	47,979,282

Minority Interest	2,872,971	2,834,789

Shareholders' Equity:
Common Stock par value $1.00 per share; authorized 10,000,000 shares; issued and outstanding 5,427,061 and 4,640,484 shares, respectively	5,427,061	4,640,484
Additional Paid-In Capital	18,308,098	14,940,198
Accumulated Other Comprehensive Income	382,249	107,861
Distributions in Excess of Net Earnings	(2,272,892)	(1,248,560)

Total Shareholders' Equity	21,844,516	18,439,983

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$71,399,173	$69,254,054

-UNAUDITED-

See Notes to the Consolidated Financial Statements

MONMOUTH CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2006 AND 2005

	Three Months Ended		Nine Months Ended
	9/30/06	9/30/05	9/30/06	9/30/05
Income:
Rental Income & Reimbursements	$1,647,672	$1,397,127	$4,625,545	$3,762,660
Interest and Dividend Income	181,603	419,584	543,365	893,434
Sales of Manufactured Homes	-0-	16,589	20,410	79,305
Gain (Loss) on Securities Transactions, net	(166,881)	134,367	56,796	579,538
Other Income	989	911	7,101	2,082
Total Income	1,663,383	1,968,578	5,253,217	5,317,019

Expenses:
Cost of Sales of Manufactured Homes	-0-	16,835	22,915	79,875
Operating Expenses	134,420	81,792	383,972	195,896
Real Estate Taxes	317,187	450,251	548,051	582,052
General and Administrative Expense	186,274	178,326	566,640	565,944
Interest Expense	781,932	721,403	2,339,249	2,048,194
Depreciation	306,372	190,067	912,187	550,730
Total Expenses	1,726,185	1,638,674	4,773,014	4,022,691

Income (Loss) Before Minority Interest	(62,802)	329,904	480,203	1,294,328

Minority Interest	59,194	19,380	195,935	146,256

INCOME (LOSS) BEFORE INCOME TAXES	(121,996)	310,524	284,268	1,148,072
INCOME TAX (BENEFIT)	(6,000)	18,000	26,000	54,000
NET INCOME (LOSS)	($115,996)	$292,524	$258,268	$1,094,072

NET INCOME (LOSS) PER SHARE-BASIC AND DILUTED
Basic	($.02)	$.07	$.05	$.27
Diluted	($.02)	$.07	$.05	$.27

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	5,362,239	4,246,188	5,063,599	4,028,055
DILUTED	5,385,003	4,275,896	5,088,198	4,029,960

-UNAUDITED-

See Notes to Consolidated Financial Statement

MONMOUTH CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$258,268	$1,094,072
Adjustments to reconcile net income to net cash provided by operating activities:
Income Allocated to Minority Interest	195,395	146,256
Depreciation and Amortization	1,207,414	659,135
Stock Based Compensation Expense	35,533	-0-
Gain on Securities Transactions, net	(56,796)	(579,538)
Changes In Operating Assets and Liabilities:
Deferred Rent and Tenant & Other Receivables	18,367	(78,422)
Inventory	20,608	78,229
Prepaid Expenses and Other Assets	27,805	(8,499)
Accounts Payable and Accrued Expenses	352,093	400,245
Other Liabilities	44,032	156,203
Net Cash Provided by Operating Activities	2,102,719	1,867,681

CASH FLOWS FROM INVESTING ACTIVITIES:
Collections and Other Decreases in Loans Receivable	216,285	159,632
Purchase of Securities Available for Sale	(853,175)	(4,829,483)
Proceeds from Sales and Other Decreases in Securities Available for Sale	1,308,032	3,721,335
Purchase of Real Estate and Intangible Assets	(325,124)	(5,647,921)
Capital Improvements	(13,016)	-0-
Increase in Construction in Progress	(2,239,182)	-0-
Net Cash Used in Investing Activities	(1,906,180)	(6,596,437)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Decrease in Loans Payable	(760,998)	(9,210,154)
Proceeds from Mortgages	-0-	4,000,000
Principal Payments on Mortgages	(832,723)	(645,714)
Proceeds from Issuance of Convertible Subordinated Debentures	-0-	10,420,000
Repurchase of Convertible Subordinated Debentures	(100,000)	-0-
Payment of Financing Costs	-0-	(604,468)
Decrease in Minority Interest	(157,213)	(124,146)
Proceeds from the Issuance of Common Stock	3,846,420	3,328,052
Proceeds from the Exercise of Stock Options	-0-	52,500
Dividends Paid, net of Reinvestments	(1,010,076)	(786,630)
Net Cash Provided by Financing Activities	985,410	6,429,440

Net Increase in Cash	1,181,949	1,700,684
Cash at Beginning of Period	1,739,991	533,686
Cash at End of Period	$2,921,940	$2,234,370

-UNAUDITED-

See Notes to the Consolidated Financial Statements

MONMOUTH CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICY

The interim consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows as of September 30, 2006 and for all periods presented.   All adjustments made in the interim period were of a normal recurring nature.  Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited financial statements and notes thereto included in the annual report of Monmouth Capital Corporation and subsidiaries (the Company) for the year ended December 31, 2005 have been omitted.

The Company has elected to be taxed as a real estate investment trust (REIT).  As a REIT, the Company would not be taxed on the portion of its income which is distributed to shareholders, provided it meets certain requirements.

Certain reclassifications have been made to the financial statements for the prior period to conform to the current period presentation.

Employee Stock Options

The Company accounts for stock options in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123).  The Company has selected the prospective method of adoption under the provisions of SFAS No. 148, "Accounting for Stock Based Compensation, Transition and Disclosure".  SFAS 123R requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period).  This compensation cost is determined using option pricing models, intended to estimate the fair value of the awards at the grant date.  Compensation costs of $8,883 and $-0- have been recognized in the three months ended September 30, 2006 and 2005, respectively, and $35,533 and $-0- have been recognized in the nine months ended September 30, 2006 and 2005, respectively as the Company granted stock-based employee compensation during the third quarter of 2005 and the expense is amortized over the one-year vesting period.

No stock options were exercised during the nine months ended September 30, 2006.  As of September 30, 2006, there were options outstanding to purchase 142,000 shares and 668,000 shares were available for grant under the Plan.

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

Diluted net income per share was calculated as follows:

	Three Months 9/30/2006	Three Months 9/30/2005	Nine Months 9/30/2006	Nine Months 9/30/2005

Net Income (Loss)	($115,996)	$292,524	$258,268	$1,094,072
Interest expense related to the Debentures	-0-	-0-	-0-	-0-
Net Income (Loss) for Diluted Net Income (Loss) per Share	($115,996)	$292,524	$258,268	$1,094,072

Weighted-Average Shares Outstanding	5,362,239	4,246,188	5,063,599	4,028,055
Shares of common stock related to the potential conversion of stock options	22,764	29,708	24,599	1,905
Shares of common stock related to the potential conversion of the Debentures	-0-	-0-	-0-	-0-
Diluted Weighted-Average Shares Outstanding	5,385,003	4,275,896	5,088,198	4,029,960

Diluted Net Income (Loss) Per Share	($.02)	$.07	$.05	$.27

Interest expense relating to the Company’s Debentures totaling $314,800 for the three months ended September 30, 2006 and 2005 and interest expense of $944,400 and $736,000 for the nine months ended September 30, 2006 and 2005, respectively and common stock relating to the potential conversion of the Company’s Debentures totaling 2,276,000 shares was excluded from the computation of diluted net income per share due to their antidilutive effect.

The following table sets forth the components of the Company's comprehensive income:

	Three Months 9/30/06	Three Months 9/30/05	Nine Months 9/30/06	Nine Months 9/30/05

Net Income (Loss)	($115,996)	$292,524	$258,268	$1,094,072
Other Comprehensive Income, net of tax Unrealized holding gains (losses) arising during the period	216,992	(132,220)	274,388	(730,822)
Comprehensive Income	$100,996	$160,304	$532,656	$363,250

NOTE 3 – REAL ESTATE INVESTMENTS

On March 20, 2006, the Company purchased 4.7 acres of land adjacent to its property in Cheektowaga, New York for a purchase price including closing costs of approximately $325,000. This property will be used to accommodate a 22,000-square-foot expansion of the existing FedEx Ground facility from its present size of approximately 63,000 square feet to approximately 85,000 square feet.  The expansion is currently underway and is expected to be completed before the end of the calendar year.   Costs of construction incurred to date of $2,239,182 have been capitalized and are included in other assets.  Total construction costs are expected to be approximately $2,806,000.

NOTE 4 – SECURITIES AVAILABLE FOR SALE AND DERIVATIVE INSTRUMENTS

Gain on securities transactions, net for the three and nine months ended September 30, 2006 and 2005 consisted of the following:

	Three Months		Nine Months
	9/30/06	9/30/05	9/30/06	9/30/05

Gain on sale of securities, net	$-0-	$10,625	$13,298	$567,291
Gain (loss) on settled futures contracts	(76,256)	78,041	91,936	(52,596)
Gain (loss) on open futures contracts	(90,625)	45,701	(48,438)	64,843

Gain (loss) on securities transactions, net	($166,881)	$134,367	$56,796	$579,538

During the nine months ended September 30, 2006, the Company sold or redeemed $1,251,236 in securities available for sale, recognizing a gain on sale including derivatives of $56,796.   The Company purchased $853,175 in securities available for sale.

Included in the $56,796 gain on sale was a gain of $8,294 on the sale of 20,000 shares of UMH Properties, Inc., an affiliated entity (UMH).  The Company sold these shares on the open market.  In addition, the Company purchased 28,000 shares of Monmouth Real Estate Investment Corporation, an affiliated entity, on the open market for a total of $233,684.

During the nine months ended September 30, 2006, the Company invested in futures contracts of ten-year treasury notes with a notional amount of $5,000,000, with the objective of reducing the exposure of the preferred equity and debt securities portfolio to interest rate fluctuations.  Changes in the market value of these derivatives have been recorded in gain on securities transactions, net with corresponding amounts recorded in other assets or other liabilities on the balance sheet.  The fair value of the derivatives as of September 30, 2006 and December 31, 2005 was a liability of $48,438 and an asset $19,141 respectively.  During the three and nine months ended September 30, 2006, the Company recorded a realized (loss) gain on settled futures contracts of ($76,256) and $91,936, respectively which is included in gain on securities transactions, net.

NOTE 5 – PREPAID AND OTHER ASSETS

Prepaid and other assets consist of the following as of September 30, 2006 and December 31, 2005:

	9/30/06	12/31/05

Prepaid expenses	$46,404	$55,068
Construction in progress	2,239,182	-0-
Unrealized gain on open futures contracts	-0-	19,141
Total	$2,285,586	$74,209

NOTE 6 – LOANS PAYABLE

During the nine months ended September 30, 2006, the Company repaid the balance on its line of credit with Two River Community Bank (Two River).    The line of credit expired in April 2006.

NOTE 7 – SHAREHOLDER’S EQUITY

During the nine months ended September 30, 2006, the Company received a total of $4,118,944 from the Dividend Reinvestment and Stock Purchase Plan (DRIP).  This amount includes dividend reinvestments of $272,524.  There were 786,577 shares issued, resulting in 5,427,061 shares outstanding.

On June 15, 2006, the Company paid a dividend of $1,282,600 or $.25 per share to shareholders of record as of May 15, 2006.  Of this amount, $272,524 was reinvested in the Company and required no cash transfer.

On October 3, 2006, the Board of Directors declared a dividend of $.25 per share, payable December 15, 2006, to shareholders of record November 15, 2006.

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

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and taxes during the nine months ended September 30, 2006 and 2005 was as follows:

	2006	2005
Interest	$2,027,776	$1,932,450
Taxes	38,432	33,500

During the nine months ended September 30, 2006 and 2005, the Company repossessed the collateral for loans receivable of $21,074 and $50,391, respectively, and placed the collateral into inventory.

The Company had dividend reinvestments of $272,524 and $217,071 for the nine months ended September 30, 2006 and 2005, respectively, which required no cash transfers

NOTE 10 – COMMITMENTS

As of September 30, 2006, the Company had approximately $22,000 in commitments under the construction contract for the expansion of the Cheektowaga, New York industrial building.  Total construction costs are expected to be approximately $2,806,000.

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

Rental income and reimbursements increased $250,545 or 18% for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 and increased $862,885 or 23% for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.  This increase is due mainly to the rent and reimbursements related to the three property acquisitions made during 2005.  Net income decreased $835,804 or 76% for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.  The decrease is due mainly to the decrease in interest and dividend income of 39%, the decrease in gain on securities transactions, net of 90% and increases in operating expenses, interest expense, and depreciation.   The Company is a very small REIT and is in transition. Management believes the Company must grow to a $100 million asset REIT in order to operate efficiently and is actively seeking new real property acquisitions in a very competitive market.  The Company has approximately $71,400,000 in assets as of September 30, 2006.

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

MATERIAL CHANGES IN RESULTS OF OPERATIONS

As of September 30, 2006, the Company owns eleven industrial properties with total square footage of approximately 779,000 as compared to eight industrial properties with total square footage of approximately 626,000 as of September 30, 2005.  The Company’s occupancy rate is 100% and the weighted average lease term as of September 30, 2006 was 5.6 years.  The average rental rate for fiscal year 2006 is $5.58 per square foot.

Rental income and reimbursements increased $250,545 or 18% for the three month ended September 30, 2006 as compared to the three months ended September 30, 2005 and increased $862,885 or 23% for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.  The increase is related to rent and expense reimbursements related to the three properties purchased during 2005.   The acquisitions made since September 30, 2005 are as follows:

Date of Acquisition	Location	Tenant	Square Feet	Average Annual Rent

11/8/2005	Lakeland, FL	Federal Express Corp	31,096	$165,000
11/8/2005	Augusta, GA	Federal Express Corp	30,332	141,500
12/8/2005	* El Paso, TX	FedEx Ground	91,854	667,600

* The Company owns a 65% equity interest in this property.

Interest and dividend income decreased $237,981 or 57% for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 and decreased $350,069 or 39% for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.  The decrease is mainly due to a lower average balance of securities for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 and for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.  Average balance of securities was approximately $7,917,000 and $13,042,000 for the three months ended September 30, 2006 and 2005, respectively and $7,938,000 and $11,920,000 for the nine months ended September 30, 2006 and 2005, respectively.

Gain on securities transactions, net for the three and nine months ended September 30, 2006 and 2005 consisted of the following:

	Three Months		Nine Months
	9/30/06	9/30/05	9/30/06	9/30/05

Gain on sale of securities, net	$-0-	$10,625	$13,298	$567,291
Gain (loss) on settled futures contracts	(76,256)	78,041	91,936	(52,596)
Gain (loss) on open futures contracts	(90,625)	45,701	(48,438)	64,843

Gain (loss) on securities transactions, net	($166,881)	$134,367	$56,796	$579,538

Gain on securities transactions, net decreased $301,248 or 224% for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005.  Gain on securities transactions, net decreased $522,742 or 90% for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.  The Company sold more securities available for sale during 2005 due mainly to the unrealized gains existing in the portfolio in 2004 and 2005.  The Company took advantage of the rise in prices of the securities portfolio and sold securities at a gain during 2005.  The decrease in gain was also due to losses experienced on the futures contracts in the third quarter of 2005.  During 2004, the Company began investing in futures contracts of ten-year treasury notes to mitigate the effect of interest rate fluctuations on the Company’s debt securities and preferred stock securities portfolio.  During the three and nine months ended September 30, 2006, the unrealized gain on the Company’s securities portfolio increased $216,992 and $274,388, respectively.

Operating expenses increased $52,628 or 64% for the three months ended September, 2006 as compared to the three months ended September 30, 2005 and increased $188,076 or 96% for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.  This increase is due mainly to the three property acquisitions made during 2005.  Real estate taxes decreased $133,064 or 30% for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 and decreased $34,001 or 6% for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.  The decrease is due mainly to changes in estimates in the 2006 real estate tax accruals for the acquisitions made during 2004 as compared to the accruals made during 2005.

Interest expense increased $60,529 or 8% for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 and increased $291,055 or 14% for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.  The increase in interest expense is due mainly to the interest related to the mortgages on the acquisitions made in Tampa, Florida and El Paso, Texas in 2005 and an increase in debentures outstanding.  The Company issued $10,420,000 in 8% convertible subordinated debentures, due 2015 on March 31, 2005.

Depreciation expense increased $116,305 or 61% for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 and increased $361,457 or 66% for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.  The increase is due to the three acquisitions made during 2005.

MATERIAL CHANGES IN FINANCIAL CONDITION

The Company operates as a hybrid-diversified real estate investment trust (REIT) and invests in real estate, mortgages, mortgage-backed securities and other REIT securities.   The Company generated net cash provided by operating activities for the nine months ended September 30, 2006 of $2,102,719.  In addition, the Company raised $4,118,944 (including reinvestments) from the issuance of shares of common stock through its Dividend Reinvestment and Stock Purchase Plan (DRIP) for the nine months ended September 30, 2006.

Total real estate investments, net decreased $574,047 from December 31, 2005 to September 30, 2006.  The decrease was due mainly to the depreciation expense for the nine months ended September 30, 2006 of $912,187, partially offset by the purchase 4.7 acres of land adjacent to the Company’s industrial property in Cheektowaga, New York.  The purchase price of the land including closing costs was approximately $325,000. This property will be used to accommodate a 22,000-square-foot expansion of the existing FedEx Ground facility from its present size of approximately 63,000 square feet to approximately 85,000 square feet.   Management expects to extend the existing lease in connection with the expansion.

Securities available for sale decreased $123,673 from December 31, 2005 to September 30, 2006 due mainly to sales and redemptions of securities available for sale of $1,251,236, realizing a gain on sale including derivatives of $56,796, partially offset by securities purchases of $853,175 and an increase in the unrealized gain of $274,388.  The Company may purchase additional securities on margin from time to time if the Company can earn an adequate yield spread on the securities.  However, if suitable real properties are identified by management, the Company may decrease its securities portfolio and invest in additional real property.

During the three and nine months ended September 30, 2006, the Company invested in futures contracts of ten-year treasury notes with a notional amount of $5,000,000, with the objective of reducing the exposure of the debt securities and preferred stock portfolio to market rate fluctuations.  Changes in the market value of the open futures contracts have been recorded in gain on securities transactions, net with corresponding amounts recorded in other assets or other liabilities on the balance sheet.  The fair value of the derivatives as of September 30, 2006 and December 31, 2005 was a liability of $48,438 and an asset of $19,141, respectively.

Prepaid and other assets increased $2,211,377 from December 31, 2005 to September 30, 2006.  The increase is due mainly to an increase in construction in progress which relates to the expansion of the FedEx property in Cheektowaga, New York.  Upon completion of construction, the costs will be transferred to real estate investments.

Mortgages payable decreased $832,723 from December 31, 2005 to September 30, 2006.  The decrease is due to principal payments.

Convertible subordinated debentures, due 2015 decreased $100,000 from December 31, 2005 to September 30, 2006.  The decrease is due to the repurchase of $100,000 in debentures by the Company from one debenture holder on September 30, 2006.

Loans payable decreased $760,998 from December 31, 2005 to September 30, 2006.  The decrease is due to the repayment of the line of credit with Two River.

Accounts payable and accrued expenses increased $352,093 from December 31, 2005 to September 30, 2006.  The increase is related mainly to accrued interest on the debentures.  The bi-annual interest payment dates for the debentures are April 30th and Oct 31st.

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

The Company’s FFO for the three and nine months ended September 30, 2006 and 2005 is calculated as follows:

	Three Months		Nine Months
	9/30/06	9/30/05	9/30/06	9/30/05

Net Income (Loss)	($115,996)	$292,524	$258,268	$1,094,072
Amortization of Intangible Assets	51,152	-0-	153,459	-0-
Depreciation Expense	306,372	190,067	912,187	550,730

FFO	$241,528	$482,591	$1,323,914	$1,644,802

The following are the cash flows provided (used) by operating, investing and financing activities for the nine months ended September 30, 2006 and 2005:

	2006	2005

Operating Activities	$2,102,719	$1,867,681
Investing Activities	(1,906,180)	(6,596,437)
Financing Activities	985,410	6,429,440

LIQUIDITY AND CAPITAL RESOURCES

The Company’s ability to generate cash adequate to meet its needs is dependent primarily on income from its real estate investments and its securities portfolio, the sale of real estate investments and securities, refinancing of mortgage debt, leveraging of real estate investments, availability of bank borrowings, proceeds from the Dividend Reinvestment and Stock Purchase Plan, and access to the capital markets.  Cash provided by operating activities totaled $2,102,719 for the nine months ended September 30, 2006 and the Company paid out $1,010,076 in dividends (net of reinvestments).  As of September 30, 2006, the Company had approximately $2,900,000 in cash and cash equivalents and approximately $8,000,000 in unencumbered marketable securities. Purchases of new properties, purchases of securities, payments of expenses related to real estate operations, capital improvements programs, debt service, management and professional fees, and dividend requirements place demands on the Company’s liquidity.  Management intends to grow its real estate investments; however suitable acquisitions may not be available.

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

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

ITEM 1	LEGAL PROCEEDINGS – None

ITEM 1A	RISK FACTORS – There have been no material changes to information required regarding risk factors from the end of the preceding year to the date of this Form 10-Q.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS – None

ITEM 3	DEFAULTS UPON SENIOR SECURITIES – None

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on September 28, 2006. The proposals submitted to the vote of the shareholders and the results of the vote were as follows:

Proposal 1 – For the election of the following nominees for Director:

FOR

AGAINST

                        Anna T. Chew

 4,725,421.99              39,952

Neal Herstik

4,730,109.99

35,264

Eugene W. Landy

4,730,848.01

34,525.98

Michael P. Landy

4,731,249.99

34,124

Eugene D. Rothenberg

4,729,421.99

35,952

Robert G. Sampson

4,730,749.99

34,624

Stephen B. Wolgin

4,731,249.99

34,124

Proposal 2 – For the appointment of Cowan Gunteski & Co., P.A. as independent auditors for the Company for the year ending December 31, 2006.
For – 4,737,165.86; Against – 15,400; Abstain – 12,808.13

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

Date: November 10, 2006

/s/ Eugene W. Landy

EUGENE W. LANDY

President and Chief Executive Officer

Date: November 10, 2006

/s/ Anna T. Chew

ANNA T. CHEW

Chief Financial Officer