Form 10-K
period 2006-12-31
MONMOUTH CAPITAL CORP
filed 2007-03-21
CIK 67618

*

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

[ X ]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (C) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Securities registered pursuant to Section 12(b) of the Act:  Common Stock $1.00 par value, - NASDAQ Global market

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

The aggregate market value of voting stock held by non-affiliates of the Registrant was $26,211,004 (based on 4,889,253 shares of common stock at $5.35 per share, the closing price on June 30, 2006), presuming that directors and executive officers are affiliates.

The number of shares outstanding of issuer's common stock as of March 1, 2007 was 5,726,731 shares.

Documents Incorporated by Reference:  Exhibits incorporated by reference are listed in Part IV Item 15(a) (3).

*

*

TABLE OF CONTENTS

Item No.		Page No.
	Part I
1	Business	3
1A	Risk Factors	6
1B	Unresolved Staff Comments	12
2	Properties	13
3	Legal Proceedings	14
4	Submission of Matters to a Vote of Security Holders	14

	Part II
5	Market for Registrant’s Common Equity, Related Stockholder Matter and Issuer Purchases of Equity Securities	15
6	Selected Financial Data	17
7	Management Discussion and Analysis of Financial Condition and Results of Operation	19
7A	Quantitative and Qualitative Disclosures about Market Risk	29
8	Financial Statements and Supplementary Data	30
9	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	31
9A	Controls and Procedures	31
9B	Other Information	31

	Part III
10	Directors and Executive Officers of the Registrant	32
11	Executive Compensation	35
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	40
13	Certain Relationships and Related Transactions	42
14	Principal Accounting Fees and Services	43

	Part IV
15	Exhibits, Financial Statement Schedules	44
	Signatures	75

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

Prior to 1994 the Company operated as a small business investment company.  During 1994, the Company formed a wholly-owned subsidiary, The Mobile Home Store, Inc. (MHS), to finance and sell manufactured homes.  The sales operation was conducted at manufactured home communities owned by UMH Properties, Inc. (UMH), a related REIT.   The Company also invested in real estate and securities.  In March 2001, the Company sold the existing inventory of manufactured homes to UMH at the Company’s carrying value and the Company exited the manufactured home sales business since it proved to be unprofitable.  MHS was merged into the Company on December 6, 2001.

On September 26, 2001, the Company adopted a change from a fiscal year end of March 31 to a calendar year end, effective for the short year ended December 31, 2001.  The Company elected to be taxed as a real estate investment trust for the transition period ended December 31, 2001.

On February 8, 2005, the Company formed a wholly-owned taxable REIT subsidiary organized in Maryland, named MCC Financial, Inc.  MCC Financial, Inc. had no activity during the years ended December 31, 2006 and 2005, other than holding $500,000 in certificates of deposit during 2005.

The Company has made the following property acquisitions in the last six years:

Date of		Square	Property
Acquisition	Location	Feet	Type	Ownership	Tenant

7/20/2001	Carlstadt, NJ	59,400	industrial	51%	Macy’s East, Inc.
12/20/2001	White Bear Lake, MN	59,425	industrial	100%	Federal Express Corp.
9/18/2002	Cheektowaga, NY	84,923	industrial	100%	Federal Express Corp.
8/14/2003	Wheeling, IL	107,160	industrial	63%	FedEx Ground
7/9/2004	Richmond, VA	60,000	industrial	100%	Carrier Sales & Dist
12/2/2004	Quakertown, PA	37,660	industrial	100%	MagiKitch’n, Inc.
12/27/2004	Montgomery, IL	171,200	industrial	100%	Home Depot USA, Inc.
2/28/2005	Tampa, FL	68,385	industrial	100%	Kelloggs Sales Company
11/8/2005	Lakeland, FL	31,096	industrial	100%	Federal Express Corp.
11/8/2005	Augusta, GA	30,332	industrial	100%	Federal Express Corp.
12/8/2005	El Paso, TX	91,854	industrial	65%	FedEx Ground
12/8/2006	Chattanooga, TN	67,775	industrial	100%	Federal Express Corp.

The Company is currently operating as a diversified REIT investing in real estate equities, mortgages, mortgage-backed securities, and other REIT securities.  The Company’s capital is limited and there is no assurance the Company can or will continue to operate as a diversified REIT.  The Company will consider alternative plans or proposals.

Narrative Description of the Business

Currently the Company derives its income primarily through real estate rental operations and from dividend and interest income.  The Company also derives some revenues from the sales of manufactured homes which the Company has repossessed and returned to inventory.  These manufactured homes were originally sold prior to March 30, 2001, when the Company was in the manufactured home sales business.  Rental income and reimbursements were $6,111,082, $4,881,491 and $2,835,614 for the years ended December 31, 2006, 2005 and 2004, respectively.  Interest and dividend income was $722,288, $1,135,290 and $1,247,988 for the years ended December 31, 2006, 2005 and 2004 respectively.  Sales of manufactured homes were $51,425, $79,305 and $165,324 for the years ended December 31, 2006, 2005 and 2004 respectively.   Total assets were $75,742,364 and $69,254,054 at December 31, 2006 and 2005, respectively.

The Company has approximately 869,000 square feet of property, of which approximately 473,000 square feet, or 54% is leased to Federal Express Corporation and subsidiaries (FDX).  During 2006, 2005 and 2004, rental income and reimbursements from properties leased to FDX approximated 56%, 47% and 77%, respectively of total rental income and reimbursements.

At December 31, 2006, the Company had investments in twelve industrial warehouse properties (see item 2 for detailed description of properties).  The Company seeks to invest in additional properties in 2007.   The funds for these acquisitions may come from the Company’s bank borrowings, the Dividend Reinvestment and Stock Purchase Plan (the DRIP), the Convertible Subordinated Debentures (the Debentures), and other private placements.  To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

Because of the contingent nature of contracts to purchase real property, the Company announces acquisitions only on closing.

The Company raises capital through the DRIP in which participants purchase stock from the Company at a discount of approximately 5% of market price.  During 2006, approximately $5,200,000 additional capital was raised through the DRIP.  It is anticipated, although no assurances can be given, that a comparable level of participation will continue in the DRIP in 2007.

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

The Company operates as part of a group of three public companies (all REITs) which includes UMH Properties, Inc. (UMH) and Monmouth Real Estate Investment Corporation (MREIC).  UMH specializes in investments in manufactured home communities and MREIC specializes in net-leased industrial properties to investment grade tenants on long term leases.  It is intended that the Company will invest in real estate ventures that do not qualify under the investment objectives of UMH and MREIC.  To the extent there may be conflicts of interest as to prospective investments, the Company may be deprived of investment opportunities.

The Company has nine full-time employees who also provide services to UMH and MREIC.   Additional salaries are allocated as professional fees from UMH based on the time these employees devote to the Company.  General and administrative expenses are allocated to the Company from MREIC and UMH based on use or services provided.   A Board of Directors consisting of eight members is responsible for the general policies of the Company.

The Company does not have an advisory contract; however, all of the properties are managed by various management companies.  Management fees were $78,086, $23,266 and $21,341 for 2006, 2005 and 2004, respectively.

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

ITEM 1A.  – RISK FACTORS

We face risks associated with local real estate conditions in areas where we own properties.  We may be affected adversely by general economic conditions and local real estate conditions.  For example, an oversupply of industrial properties in a local area or a decline in the attractiveness of our properties to tenants would have a negative effect on us.

Other factors that may affect general economic conditions or local real estate conditions include:

•

population and demographic trends;

•

employment and personal income trends;

•

zoning, use and other regulatory restrictions;

•

income tax laws;

•

changes in interest rates and availability and costs of financing;

•

competition from other available real estate;

•

our ability to provide adequate maintenance and insurance; and

•

increased operating costs, including insurance premiums, utilities and real estate taxes, which may not be offset by increased rents.

We may be unable to compete with our larger competitors and other alternatives available to tenants or potential tenants of our properties.  The real estate business is highly competitive.  We compete for properties with other real estate investors and purchasers, including other real estate investment trusts, limited partnerships, syndications and private investors, many of whom have greater financial resources, revenues, and geographical diversity than we have.  Furthermore, we compete for tenants with other property owners.  All of our industrial properties are subject to significant local competition.  We also compete with a wide variety of institutions and other investors for capital funds necessary to support our investment activities and asset growth.  In addition, our portfolio of industrial properties faces competition from other properties within each submarket where our industrial properties are located.  To the extent that we are unable to effectively compete in the marketplace, our business may be adversely affected.

We are subject to significant regulation that inhibits our activities and may increase our costs.  Local zoning and use laws, environmental statutes and other governmental requirements may restrict expansion, rehabilitation and reconstruction activities.  These regulations may prevent us from taking advantage of economic opportunities.  Legislation such as the Americans with Disabilities Act may require us to modify our properties and noncompliance could result in the imposition of fines or an award of damages to private litigants.  Future legislation may impose additional requirements.  We cannot predict what requirements may be enacted or amended or what costs we will incur to comply with such requirements.

Our investments are concentrated in the industrial sector and our business would be adversely affected by an economic downturn in that sector.  Our investments in real estate assets are primarily concentrated in the industrial distribution sector.  This concentration may expose us to the risk of economic downturns in this sector to a greater extent than if our business activities included a more significant portion of other sectors of the real estate industry.

Risks Associated with Our Properties

We may be unable to renew leases or relet space as leases expire.  While we seek to invest in well-located, modern buildings leased to credit-worthy tenants on medium term leases, a number of our properties are subject to short term leases.  When a lease expires, a tenant may elect not to renew it.  We may not be able to relet the property on similar terms, if we are able to relet the property at all.  The terms of renewal or re-lease (including the cost of required renovations and/or concessions to tenants) may be less favorable to us than the prior lease.  If we are unable to relet all or a substantial portion of our properties, or if the rental rates upon such reletting are significantly lower than expected rates, our cash generated before debt repayments and capital expenditures, and our ability to make expected distributions to stockholders, may be adversely affected.  We have established an annual budget for renovation and reletting expenses that we believe is reasonable in light of each property’s operating history and local market characteristics.  This budget, however, may not be sufficient to cover these expenses.

Our business is substantially dependent on FDX.  FDX is our largest tenant.  As of December 31, 2006, FDX leased approximately 54% of the total square footage that we own.  If FDX terminated its leases with us or was unable to make lease payments because of a downturn in its business or otherwise, our financial condition and ability to make distributions to stockholders will be materially and adversely affected.

We may be affected negatively by tenant financial difficulties and leasing delays.  At any time, a tenant may experience a downturn in its business that may weaken its financial condition.  Similarly, a general decline in the economy may result in a decline in the demand for space at our industrial properties.  As a result, our tenants may delay lease commencement, fail to make rental payments when due, or declare bankruptcy.  Any such event could result in the termination of that tenant’s lease and losses to us, resulting in a decrease of distributions to investors.  We receive a substantial portion of our income as rents under medium-term leases.  If tenants are unable to comply with the terms of their leases because of rising costs or falling sales, we, in our sole discretion, may deem it advisable to modify lease terms to allow tenants to pay a lower rental or a smaller share of operating costs, taxes and insurance.  If a tenant becomes insolvent or bankrupt, we cannot be sure that we could recover the premises from the tenant promptly or from a trustee or debtor-in-possession in any bankruptcy proceeding relating to the tenant.  We also cannot be sure that we would receive rent in the proceeding sufficient to cover our expenses with respect to the premises.  If a tenant becomes bankrupt, the federal bankruptcy code will apply and, in some instances, may restrict the amount and recoverability of our claims against the tenant.  A tenant’s default on its obligations to us could adversely affect our financial condition and the cash we have available for distribution.

We may be unable to sell properties when appropriate because real estate investments are illiquid.  Real estate investments generally cannot be sold quickly and, therefore, will tend to limit our ability to vary our property portfolio promptly in response to changes in economic or other conditions.  In addition, the Code limits our ability to sell our properties.  The inability to respond promptly to changes in the performance of our property portfolio could adversely affect our financial condition and ability to service debt and make distributions to our stockholders.

Environmental liabilities could affect our profitability.  We face possible environmental liabilities.  Environmental laws today can impose liability on a previous owner or operator of a property that owned or operated the property at a time when hazardous or toxic substances were disposed on, or released from, the property.  A conveyance of the property, therefore, does not relieve the owner or operator from liability.  As a current or former owner and operator of real estate, we may be required by law to investigate and clean up hazardous substances released at the properties we currently own or operate, or have in the past owned or operated.  We may also be liable to the government or to third parties for property damage, investigation costs and cleanup costs.  In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs the government incurs in connection with the contamination.  Contamination may affect adversely our ability to sell or lease real estate or to borrow using the real estate as collateral.  We are not aware of any environmental liabilities relating to our investment properties which would have a material adverse effect on our business, assets, or results of operations.  However, we cannot assure you that environmental liabilities will not arise in the future.

Actions by our competitors may decrease or prevent increases of the occupancy and rental rates of our properties.  We compete with other owners and operators of real estate, some of which own properties similar to ours in the same submarkets in which our properties are located.  If our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose potential tenants, and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants when our tenants’ leases expire.  As a result, our financial condition, cash flow, cash available for distribution, trading price of our preferred and common stock and ability to satisfy our debt service obligations could be materially adversely affected.

Coverage under our existing insurance policies may be inadequate to cover losses.  We generally maintain insurance policies related to our business, including casualty, general liability and other policies, covering our business operations, employees and assets.  However, we would be required to bear all losses that are not adequately covered by insurance.  In addition, there are certain losses that are not generally insured because it is not economically feasible to insure against them, including losses due to riots or acts of war.  If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of our properties, then we could lose the capital we invested in the properties, as well as the anticipated future revenue from the properties and, in the case of debt, which is with recourse to us, we would remain obligated for any mortgage debt or other financial obligations related to the properties.  Although we believe that our insurance programs are adequate, we cannot assure you that we will not incur losses in excess of our insurance coverage, or that we will be able to obtain insurance in the future at acceptable levels and reasonable costs.

We face risks associated with property acquisitions.  We acquire individual properties and portfolios of properties, and intend to continue to do so.  Our acquisition activities and their success are subject to the following risks:

•

when we are able to locate a desired property, competition from other real estate investors may significantly increase the purchase price;

•

acquired properties may fail to perform as expected;

•

the actual costs of repositioning or redeveloping acquired properties may be higher than our estimates;

•

acquired properties may be located in new markets where we face risks associated with an incomplete knowledge or understanding of the local market, a limited number of established business relationships in the area and a relative unfamiliarity with local governmental and permitting procedures;

•

we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisition of portfolios of properties, into our existing operations, and as a result, our results of operations and financial condition could be adversely affected; and

•

we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities.  As a result, if a claim were asserted against us based upon ownership of those properties, we might have to pay substantial sums to settle it, which could adversely affect our cash flow.

Financing Risks

We face risks generally associated with our debt.  We finance a portion of our investments in properties and marketable securities through debt.  This debt creates risks, including:

•

rising interest rates on our floating rate debt;

•

failure to repay or refinance existing debt as it matures, which may result in forced disposition of assets on disadvantageous terms;

•

refinancing terms less favorable than the terms of existing debt; and

•

failure to meet required payments of principal and/or interest.

We face risks associated with the use of debt to fund acquisitions, including refinancing risk.  We are subject to the risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest.   In addition, if we mortgage one or more of our properties to secure payment of indebtedness and we are unable to meet mortgage payments, then the property could be foreclosed upon or transferred to the mortgagee with a consequent loss of income and asset value.  A foreclosure of one or more of our properties could adversely affect our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our stock.

We face risks related to “balloon payments.”  Certain mortgages will have significant outstanding principal balances on their maturity dates, commonly known as “balloon payments.”  There can be no assurance whether we will be able to refinance such balloon payments on the maturity of the loans, which may force disposition of properties on disadvantageous terms or require replacement with debt with higher interest rates, either of which would have an adverse impact on our financial performance and ability to pay dividends to investors.

We face risks associated with our dependence on external sources of capital.  In order to qualify as a REIT, we are required each year to distribute to our stockholders at least 90% of our REIT taxable income, and we are subject to tax on our income to the extent it is not distributed.  Because of this distribution requirement, we may not be able to fund all future capital needs from cash retained from operations.  As a result, to fund capital needs, we rely on third-party sources of capital, which we may not be able to obtain on favorable terms, if at all.  Our access to third-party sources of capital depends upon a number of factors, including (i) general market conditions; (ii) the market’s perception of our growth potential; (iii) our current and potential future earnings and cash distributions; and (iv) the market price of our capital stock.  Additional debt financing may substantially increase our debt-to-total capitalization ratio.  Additional common equity financing may dilute the holdings of our current common stockholders.

A lack of any limitation on our debt could result in our becoming more highly leveraged.  Our governing documents do not limit the amount of indebtedness we may incur.  Accordingly, our board of directors may incur additional debt and would do so, for example, if it were necessary to maintain our status as a REIT.  We might become more highly leveraged as a result, and our financial condition and cash available for distribution to stockholders might be negatively affected and the risk of default on our indebtedness could increase.

Covenants in our credit agreements could limit our flexibility and adversely affect our financial condition.  The terms of our various credit agreements and other indebtedness require us to comply with a number of customary financial and other covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage.  These covenants may limit our flexibility in our operations, and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness even if we had satisfied our payment obligations.  If we are unable to refinance our indebtedness at maturity or meet our payment obligations, the amount of our distributable cash flow and our financial condition would be adversely affected.

Other Risks

We may amend our business policies without your approval.  Our Board of Directors determines our growth, investment, financing, capitalization, borrowing, REIT status, operations and distributions policies.  Although our board of directors has no present intention to amend or reverse any of these policies, they may be amended or revised without notice to stockholders.  Accordingly, stockholders may not have control over changes in our policies.  We cannot assure you that changes in our policies will serve fully the interests of all stockholders.

The market value of our common stock could decrease based on our performance and market perception and conditions.  The market value of our common stock may be based primarily upon the market’s perception of our growth potential and current and future cash dividends, and may be secondarily based upon the real estate market value of our underlying assets.  The market price of our common stock is influenced by the dividend on our common stock relative to market interest rates.  Rising interest rates may lead potential buyers of our common stock to expect a higher dividend rate, which would adversely affect the market price of our common stock.  In addition, rising interest rates would result in increased expense, thereby adversely affecting cash flow and our ability to service our indebtedness and pay distributions.

There are restrictions on the transfer of our capital stock.  To maintain our qualification as a REIT under the Code, no more than 50% in value of our outstanding capital stock may be owned, actually or by attribution, by five or fewer individuals, as defined in the Code to also include certain entities, during the last half of a taxable year.

Our earnings are dependent, in part, upon the performance of our investment portfolio.  As permitted by the Code, we invest in and own securities of other real estate investment trusts.  To the extent that the value of those investments declines or those investments do not provide a return, our earnings could be adversely affected.

We may fail to qualify as a REIT.  If we fail to qualify as a REIT, we will not be allowed to deduct distributions to stockholders in computing our taxable income and will be subject to Federal income tax, including any applicable alternative minimum tax, at regular corporate rates.  In addition, we might be barred from qualification as a REIT for the four years following disqualification.  The additional tax incurred at regular corporate rates would reduce significantly the cash flow available for distribution to stockholders and for debt service.

Furthermore, we would no longer be required to make any distributions to our stockholders as a condition to REIT qualification.  Any distributions to stockholders would be taxable as ordinary income to the extent of our current and accumulated earnings and profits, although such dividend distributions would be subject to a top federal tax rate of 15% through 2010.  Corporate distributees, however, may be eligible for the dividends received deduction on the distributions, subject to limitations under the Code.

To qualify as a REIT, we must comply with certain highly technical and complex requirements.  We cannot be certain we have complied, and will always be able to comply, with the requirements to qualify as a REIT because there are few judicial and administrative interpretations of these provisions.  In addition, facts and circumstances that may be beyond our control may affect our ability to continue to qualify as a REIT.  We cannot assure you that new legislation, regulations, administrative interpretations or court decisions will not change the tax laws significantly with respect to our qualification as a REIT or with respect to the Federal income tax consequences of qualification.  We believe that we have qualified as a REIT since our inception and intend to continue to qualify as a REIT.  However, we cannot assure you that we are qualified or will remain qualified.

There is a risk of changes in the tax law applicable to real estate investment trusts.  Because the Internal Revenue Service, the United States Treasury Department and Congress frequently review federal income tax legislation, we cannot predict whether, when or to what extent, new federal tax laws, regulations, interpretations or rulings will be adopted.  Any of such legislative action may prospectively or retroactively modify our tax treatment and, therefore, may adversely affect taxation of us and/or our investors.

We may be unable to comply with the strict income distribution requirements applicable to REITs.  To maintain qualification as a REIT under the Code, a REIT must annually distribute to its shareholders at least 90% of its REIT taxable income, excluding the dividends paid deduction and net capital gains.  This requirement limits our ability to accumulate capital.  We may not have sufficient cash or other liquid assets to meet the distribution requirements.  Difficulties in meeting the distribution requirements might arise due to competing demands for our funds or to timing differences between tax reporting and cash receipts and disbursements, because income may have to be reported before cash is received, because expenses may have to be paid before a deduction is allowed or because deductions may be disallowed or limited, or the Internal Revenue Service may make a determination that adjusts reported income.  In those situations, we might be required to borrow funds or sell properties on adverse terms in order to meet the distribution requirements and interest and penalties could apply which could adversely affect our financial condition.  If we fail to make a required distribution, we would cease to be taxed as a REIT.

Notwithstanding our status as a REIT, we are subject to various federal, state and local taxes on our income and property.  For example, we will be taxed at regular corporate rates on any undistributed taxable income, including undistributed net capital gains, provided, however, that properly designated undistributed capital gains will effectively avoid taxation at the security holder level.  We may be subject to other Federal income tax and we may also have to pay some state income or franchise taxes because not all states treat REITs in the same manner as they are treated for Federal income tax purposes

ITEM 1B.  – UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The Company operates as a REIT.  Its portfolio is primarily in real estate holdings, carried on the financial statements of the Company at depreciated cost.  It is believed that their current market values exceed both the original cost and the depreciated cost.

The following tables set forth certain information concerning the Company’s real estate investments as of December 31, 2006:

State	City	Year Acquired	Type	Square Footage	Mortgage Balance	Interest Rate	Mortgage Maturity

FL	Lakeland	2005	Industrial	31,096	N/A	N/A	N/A
FL	Tampa	2005	Industrial	68,385	$3,232,243	5.71%	03/01/15
					568,841	5.24%	03/01/10
GA	Augusta	2005	Industrial	30,332	N/A	N/A	N/A
IL	Montgomery	2004	Industrial	171,200	6,095,426	6.50%	11/01/12
IL	Wheeling	2003	Industrial	107,160	6,795,303	5.68%	09/15/16
MN	White Bear Lake	2001	Industrial	59,425	2,649,067	7.04%	01/01/12
NJ	Carlstadt	2001	Industrial	59,400	2,013,237	7.75%	08/15/21
NY	Cheektowaga	2002	Industrial	84,923	2,512,440	6.78%	10/01/17
PA	Quakertown	2004	Industrial	37,660	N/A	N/A	N/A
TN	Chattanooga	2006	Industrial	67,775	N/A	N/A	N/A
TX	El Paso	2005	Industrial	91,854	5,985,884	5.50%	01/05/17
VA	Richmond	2004	Industrial	60,000	N/A	N/A	N/A

				869,210	$29,852,441

State	City	Ownership Percentage	Tenant	Annual Rent (2)	Lease Expiration

FL	Lakeland	100%	Federal Express Corporation	$165,000	11/30/12
FL	Tampa	100%	Kellogg Sales Company	444,000	12/31/09
GA	Augusta	100%	Federal Express Corporation	141,500	11/30/12
IL	Montgomery	100%	Home Depot USA, Inc.	869,900	06/30/10
IL	Wheeling	63%	FedEx Ground Package Systems, Inc.	1,019,000	06/30/15
MN	White Bear Lake	100%	Federal Express Corporation	433,200	04/01/11
NJ	Carlstadt	51%	Macy’s East, Inc.	477,400	04/05/09
NY	Cheektowaga	100%	FedEx Ground Package Systems, Inc.	686,500	08/31/16
PA	Quakertown	100%	MagiKitch’n, Inc. (1)	285,600	03/31/15
TN	Chattanooga	100%	Federal Express Corporation	369,900	10/27/12
TX	El Paso	65%	FedEx Ground Package Systems, Inc.	667,600	09/30/15
VA	Richmond	100%	Carrier Sales and Distribution, Inc.	381,000	05/31/11

				$5,940,600

(1)  Subleased to Rotoflex Technology, Inc.

(2)  Amount is full rent per the lease.

The Company’s weighted-average lease expiration was 5.8 years at December 31, 2006 and its average rent per square foot for 2006 was $5.11.  As of December 31, 2006, the Company’s occupancy was 100%.

During 2006, the Cheektowaga, New York industrial building was expanded by 21,937 square feet for a total cost of approximately $2,342,000.  The lease with FDX Ground was extended from July 31, 2011 to August 31, 2016 and the rent was increased from $6.45 psf to $8.08 psf.

During the fourth quarter of 2006, the Company began an expansion of the industrial building in Wheeling, Illinois, which is leased to FedEx Ground Package System.  The Company owns a 63% equity interest in this property.  The building will be expanded from 107,160 square feet to 123,000 square feet at an estimated construction cost of approximately $1,451,000.  As of December 31, 2006, total costs incurred were $245,348.  The expansion is expected be completed during the second quarter of 2007.  Upon completion, the lease will be extended and the annual rent will increase from $1,019,052 ($9.51 psf) to $1,208,406 ($9.82 psf).

ITEM 3.    LEGAL PROCEEDINGS

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 2006.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

The Company's shares are traded on NASDAQ Global Market under the symbol "MONM".  The per share range of high and low market during each quarter of the last two fiscal years were as follows:

	Year Ended		Year Ended
	December 31, 2006		December 31, 2005
	Market Price		Market Price
	Low High		Low High

Quarter 1	$4.34	$5.12	$6.22	$7.50
Quarter 2	3.80	5.24	5.84	7.01
Quarter 3	3.82	5.20	5.50	6.15
Quarter 4	4.61	5.65	4.88	5.70

On December 29, 2006, the closing price was $5.37.

As of December 31, 2006, there were approximately 446 holders of the Company's common stock based on the number of record owners.

The Company has paid dividends as follows:

			Long-term
	Dividends	Per	Capital	Ordinary	Return of
Period	Paid	Share	Gain	Income	Capital

2006	$2,664,749	$.50	$.01065	$.10630	$.38305
2005	2,128,916.50		.18040	.08850	.23110
2004	1,734,172.50		.22305	.27695	-0-

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

*

ITEM 6.      SELECTED FINANCIAL DATA

The following table sets forth selected financial and other information for the Company as of and for each of the years in the five year period ended December 31, 2006.  This table should be read in conjunction with all of the financial statements and notes thereto included elsewhere herein.

	Year Ended		Year Ended	Year Ended	Year Ended	Year Ended
	December 31,		December 31,	December 31,	December 31,	December 31,
	2006		2005	2004	2003	2002
OPERATING DATA:
Rental Income and Reimbursements	$6,111,082		$4,881,491	$2,835,614	$ 1,734,583	$ 1,016,513
Interest and Dividend Income	722,288		1,135,290	1,247,988	1,091,924	1,247,379
Sales of Manufactured Homes	51,425		79,305	165,324	269,690	394,500
Gain on Securities Transactions, Net	87,956		644,674	815,844	710,491	181,002
Total Expenses	6,425,340		5,386,767	3,936,849	2,425,468	2,239,932
Minority Interest	195,918		186,779	134,730	98,829	45,507
Net Income	358,776		1,167,261	1,237,361	1,283,432	554,638
Average Number of Shares Outstanding
Basic	5,177,777		4,142,355	3,362,018	2,824,809	1,924,860
Diluted	5,202,376		4,175,929	3,404,950	3,747,584	1,941,477
Net Income per Share – Basic	$.07		$0.28	$0.37	$0.45	$0.29
Net Income per Share – Diluted	$.07		$0.28	$0.36	$0.34	$0.29
	CASH FLOW DATA:
	Net Cash Provided by
	Operating Activities	$2,003,980	$1,768,790	$1,428,602	$ 898,188	$ 1,401,577
	Net Cash Used by
	Investing Activities	(7,110,353)	(14,537,039)	(13,085,511)	(13,190,104)	(5,018,312)
	Net Cash Provided by
	Financing Activities	5,025,712	13,974,554	11,876,504	12,431,908	3,183,391
	OTHER DATA:
	Funds from Operations *	$1,795,856	$1,980,514	$2,023,426	$1,611,330	$763,159
	Cash Dividends per Share	.50	0.50	0.50	0.40	0.35
	BALANCE SHEET DATA:
	Total Assets	$75,742,364	$69,254,054	$54,149,086	$41,569,008	$27,101,532
	Real Estate Investments, Net	61,171,411	54,609,067	39,054,571	23,088,247	11,849,213
	Securities Available for Sale	8,205,110	8,107,492	12,130,692	15,443,909	12,844,937
	Loans Receivable, net	617,476	868,543	1,145,922	1,515,625	1,888,094
	Mortgages Payable	29,852,441	30,977,186	21,663,355	15,889,239	8,616,405
	Convertible Subordinated Debentures	15,490,000	15,740,000	5,370,000	-0-	-0-
	Shareholders' Equity	21,908,317	18,439,983	15,446,093	12,371,005	9,110,010

*

*

* Funds from operations (FFO), is defined as net income, excluding gains (or losses) from sales of depreciable assets, plus depreciation and amortization of intangible assets.   FFO should be considered as a supplemental measure of operating performance used by real estate investment trusts (REITs).  FFO excludes historical cost depreciation and amortization as expenses and may  facilitate  the comparison  of REITs which have different cost  basis.   The items excluded from FFO are significant components in understanding the Company's financial performance. FFO (1) does not represent cash flow from operations as defined  by  generally accepted accounting  principles;  (2) should not be considered as an alternative to net income  as a  measure  of operating performance or to cash  flows  from operating,  investing and financing activities; and  (3)  is not  an  alternative to cash flow as a measure of liquidity.   FFO, as calculated by the Company, may not be comparable to similarly entitled measures reported by other REITs.

The Company’s FFO is calculated as follows:

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2006	2005	2004	2003	2002

Net Income	$358,776	$1,167,261	$1,237,361	$1,283,432	$ 554,638
Depreciation Expense	1,232,047	793,194	786,065	327,898	208,521
Amortization of In- Place Lease Intangible Assets	205,033	20,059	-0-	-0-	-0-
FFO	$1,795,856	$1,980,514	$2,023,426	$1,611,330	$ 763,159

*

*

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

      CONDITION AND RESULTS OF OPERATION

Overview

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto elsewhere herein.

The Company is a diversified REIT.  Currently, the Company’s primary business is the ownership of twelve industrial properties subject to medium term leases and investing in marketable securities. These securities include securities of other REITS and mortgage backed securities. The Company also has loans receivable and inventory related to the sales of manufactured homes.  Prior to March 31, 2001, the Company was engaged in the manufactured home sales and finance businesses.

The Company’s revenue primarily consists of rental and related income from the ownership of the industrial properties, interest and dividend income, and gains on securities transactions.   Sales of manufactured homes relates to the sale of inventory which had been repossessed and resold.

Although the Company currently owns twelve industrial properties, management would consider other types of real estate acquisitions. Management anticipates that the Company will continue to acquire properties during 2007.  The current acquisitions environment is competitive and management may not be able to locate suitable properties for acquisition.   Rental income and reimbursements increased $1,229,591 or 25% for the year ended December 31, 2006 as compared to the year ended December 31, 2005.   This increase is due mainly to the rent and reimbursements related to the new property acquisitions in 2005.  Net income decreased $808,485 or 69% for the year ended December 31, 2006 as compared to the year ended December 31, 2005.  This decrease in net income is mainly due to a decrease in gain on securities transactions, net, a decrease in interest and dividend income and increases in real estate taxes, interest expense and depreciation.  The decrease in net income was partially offset by increases in rental income and reimbursements and a decrease in general and administrative expenses.  The Company has been reducing its portfolio of REIT securities and investing in real property.  The Company is a very small REIT and is in transition. Management believes the Company must grow to a $100 million asset REIT in order to operate efficiently and is actively seeking new real property acquisitions in a very competitive market.  The Company has approximately $75,700,000 in assets as of December 31, 2006.

The Company has financed acquisitions through capital raised through the Company’s DRIP, by obtaining mortgages, and from private placement offerings, including the Debentures.  If suitable acquisitions cannot be found during 2007, the Company may invest additional capital raised in REIT securities or pay down outstanding debt.  The Company also invests in debt and equity securities of other REITs for liquidity and additional income.  The Company from time to time may purchase these securities on margin when there is an adequate yield spread.

*

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

Results of Operation

Year Ended December 31, 2006 vs. Year Ended December 31, 2005

Income is comprised primarily of rental income and reimbursements, interest and dividend income and gain on securities transactions.  On March 30, 2001, the Company exited the manufactured home sales business since it proved to be unprofitable.  During 2006, 2005 and 2004, sales of manufactured homes and cost of sales of manufactured homes are directly attributable to the sale of repossessed manufactured homes.

Rental income and reimbursements increased $1,229,591 or 25% for the year ended December 31, 2006 as compared to the year ended December 31, 2005.  The increase is due to the full year of rental income and reimbursements related to the property acquisitions made in 2005 in Tampa, Florida, Lakeland, Florida, Augusta, Georgia and El Paso, Texas.

Interest and dividend income decreased $413,002 or 36% for the year ended December 31, 2006 as compared to the year ended December 31, 2005.  The decrease was due mainly to a lower average balance of securities available for sale held during 2006 as compared to 2005.  The average balance of securities was approximately $8,010,000 and $11,222,000 for the years ended December 31, 2006 and 2005, respectively.  Weighted average yield of the securities portfolio was approximately 7.18% and 7.33% for the years ended December 31, 2006 and 2005, respectively.  The balance of securities available for sale at December 31, 2006 and 2005 was $8,205,110 and $8,107,492, respectively.

Gain on securities transactions, net consists of the following:

	2006	2005

Net gain on sale or redemption of securities	$13,298	$619,619
Net gain (loss) on closed futures contracts	(16,358)	53,180
Unrealized gain (loss) on open futures contracts	91,016	(28,125)
Gain on Securities Transactions, Net	$87,956	$644,674

Gain on securities transactions, net decreased $556,718 or 86% for the year ended December 31, 2006 as compared to the year ended December 31, 2005. The decrease is due to the Company taking advantage of the unrealized gains experienced in the portfolio in 2004 and 2003.  The Company invests in REIT securities as proxy for real property until suitable acquisitions are available and for additional income.  The Company invests in futures contracts of ten-year treasury notes as a way to mitigate the risk of rolling over its fixed rate debt at higher interest rates and to mitigate the impact of rising interest rates on the Company’s preferred equity and debt securities portfolios.

Operating expenses increased $288,631 or 116% for the year ended December 31, 2006 as compared to the year ended December 31, 2005.  Real estate taxes increased $96,479 or 17% for the year ended December 31, 2006 as compared to the year ended December 31, 2005.  The increases relate mainly to the full year of operating expenses and real estate taxes related to the acquisitions of industrial properties made during 2005.  Since these properties are subject to net leases, real estate taxes and certain operating expenses are reimbursed by the tenants and included in reimbursement income above.

General and administrative expense decreased $112,092 or 13% for the year ended December 31, 2006 as compared to the year ended December 31, 2005.  The decrease relates mainly to a decrease in stock record costs, other taxes and changes in allocations of salaries and other employee costs.   The Company moved from the NASDAQ Capital market to the NASDAQ Global market in 2005 and incurred an additional listing fee of $100,000 which was not incurred in 2006.

Interest expense increased $348,413 or 12% for the year ended December 31, 2006 as compared to the year ended December 31, 2005.  The increase is due mainly to the full year of interest related to the Debentures issued in March 2005 and the full year of interest on the mortgages related to the new acquisitions of industrial property in 2005.

Year Ended December 31, 2005 vs. Year Ended December 31, 2004

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

Gain on securities transactions, net consists of the following:

	2005	2004

Net gain on sale or redemption of securities	$619,619	$958,743
Net gain (loss) on closed futures contracts	53,180	(147,586)
Unrealized gain (loss) on open futures contracts	(28,125)	4,687
Gain on Securities Transactions, Net	$644,674	$815,844

Gain on securities transactions, net decreased $171,170 or 21% for the year ended December 31, 2005 as compared to the year ended December 31, 2004. The decrease is due to the Company taking advantage of the unrealized gains experienced in the portfolio during 2003 and 2004.  The Company invests in REIT securities as proxy for real property until suitable acquisitions are available and for additional income. The Company does not expect that it would be recording the same level of gain on sale of securities available for sale in future years that it recorded in 2004 due to the reduction in the securities portfolio occurring in 2005.  The net gain on sale of securities of $619,619 was partially offset by the unrealized loss on futures contracts as of December 31, 2005 of $28,125.  The Company invests in futures contracts of ten-year treasury notes as a way to mitigate the risk of rolling over its fixed rate debt at higher interest rates and to mitigate the impact of rising interest rates on the Company’s preferred equity and debt securities portfolios.

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

General and administrative expense increased $149,078 or 21% for the year ended December 31, 2005 as compared to the year ended December 31, 2004.  The increase is due mainly to increases in stock record expenses for the Company’s transfer from the NASDAQ capital market to the NASDAQ Global market and expanded operations.

Interest expense increased $1,201,578 or 73% for the year ended December 31, 2005 as compared to the year ended December 31, 2004.  Interest expense included interest as follows:

Interest Expense	2005	Weighted Average Interest Rate	2004	Weighted Average Interest Rate

Debentures	$1,052,300	8.00%	$429,600	8.00%
Property Mortgages	1,601,810	6.16%	1,005,882	6.46%
Other	183,152		200,202
Total Interest Expense	$2,837,262		$1,635,684

The increase in interest expense is due mainly to the interest related to the $10,420,000 in Debentures issued in March 2005 which mature in 2015 and the interest on the $10,175,000 in originated mortgages related to the new acquisitions of industrial property in 2004 and 2005.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company has not executed any off-balance sheet arrangements.

The following is a summary of the Company’s contractual obligations as of December 31, 2006:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Mortgages Payable (1)	$29,852,441	$1,223,100	$2,685,643	$3,589,366	$22,354,332
8% Convertible (2) Subordinated Debentures	15,490,000	-0-	-0-	-0-	15,490,000
Purchase of Property (3)	10,900,000	10,900,000	-0-	-0-	-0-
Retirement Benefits (4)	15,000	5,000	10,000	-0-	-0-

Total (3)	$56,257,441	$12,128,100	$2,695,643	$3,589,366	$37,844,332

(1)

Mortgages Payable represents the principal amounts outstanding based on scheduled payments.  The interest rates on these mortgages are fixed and range from 5.24% to 7.75%.

(2)

The Convertible Subordinated Debentures are due $5,170,000 in 2013 and $10,320,000 in 2015 however, the principal amount is convertible at any time by the holder prior to redemption or maturity to common stock of the Company.

(3)

Purchase of property represents two contracts to purchase industrial buildings in Bedford Heights, Ohio and Kansas City, Missouri.  The purchases are expected to close during 2007.

(4)

Retirement benefits represent post-retirement benefits that are not funded and therefore will be paid from the general assets of the Company.

(5)

The above table does not include the Company’s short-term borrowings under the margin loan which is due on demand or the short-term loan with Two River Community Bank which is due December 31, 2007.

Liquidity and Capital Resources and Changes in Financial Condition

The Company’s ability to generate cash adequate to meet its needs is dependent primarily on income from its real estate investments and its securities portfolio, the sale of real estate investments and securities, refinancing of mortgage debt, leveraging of real estate investments, availability of bank borrowings, proceeds from the Dividend Reinvestment and Stock Purchase Plan, proceeds from the Debentures, and access to the capital markets.  Purchases of new properties, purchases of securities, payments of expenses related to real estate operations, capital improvements programs, debt service, management and professional fees, and dividend requirements place demands on the Company’s liquidity.

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

Net cash provided by operating activities for the years ended December 31, 2006, 2005 and 2004 was $2,003,980, $1,768,790 and $1,428,602, respectively.  The increase is due primarily to profitable and expanded operations.   The following is an analysis of our distributions in comparison to the cash flows from operations:

	2006	2005	2004

Distributions to shareholders	$2,664,749	$2,128,916	$1,734,172
Distributions to minority interest holders	210,071	168,877	155,312
Total distributions	2,874,820	2,297,793	1,889,484
Cash flows from operations	2,003,980	1,768,790	1,428,602
Distributions in excess of cash from operations	$870,840	$529,003	$460,882

The Company used proceeds from the Company’s DRIP to make the distributions in 2006, 2005 and 2004 in excess of the Company’s cash flows from operating activities.   In addition, the Company had $8,205,110 and $8,107,492 in securities available for sale and cash and cash equivalents of $1,659,330 and $1,739,991 which could have been used to fund distributions.  In addition, Company owns four of its twelve properties without mortgages and these properties may be refinanced.  Therefore, the Company has a variety of sources to fund distributions.

Net cash flows used in investing activities for the years ended December 31, 2006, 2005 and 2004 were $7,110,353, $14,537,039 and $13,085,511, respectively.  The increase in 2005 and 2004 was due mainly to purchases of industrial properties (268,860 square feet in 2005 and 221,667 in 2004).  The Company purchased 67,775 square feet of industrial property in 2006.

The Company intends to grow its real estate investment portfolio.   During the past six years, the Company purchased twelve warehouse facilities at an aggregate cost of approximately $64,000,000.  The Company financed these purchases primarily through mortgages on its acquisitions and short term bank loans.  The Company expects to make additional real estate acquisitions during 2007.  The funds for these acquisitions may come from mortgages secured for the acquisitions, other bank borrowings, proceeds from the DRIP, proceeds from private placements, or proceeds from sales of the Company’s investment securities.  To the extent funds or appropriate properties are not available, fewer acquisitions will be made.  Funds generated are expected to be sufficient to meet debt service requirements and capital expenditures of the Company.

Total real estate investments, net of accumulated depreciation, increased $6,562,344 during the year ended December 31, 2006.  This was due primarily to the purchase of one 67,775 square foot warehouse facility located in Chattanooga, Tennessee for approximately $4,900,000, the purchase of the land and the construction of the expansion at the Cheektowaga, New York property for approximately $2,700,000 partially offset by depreciation for the year of $1,232,047.  Intangible assets, net decreased $175,033 due to the current year amortization of $205,033, offset by an addition of $30,000 which was the value assigned to the lease in-place related to the acquisition of the Chattanooga, Tennessee warehouse noted above.

The Company also invests in debt and equity securities of other REIT’s as a proxy for real estate when suitable acquisitions are not available, for liquidity, and for additional income.   The Company from time to time may purchase these securities on margin when there is adequate yield spread.   At December 31, 2006, the securities portfolio balance was $8,205,110 (with $815,039 in margin debt).  During 2006, the Company’s security portfolio increased by $97,618 due to purchases of $897,623 and an increase in the unrealized gain of $495,943.  The increase in securities was partially offset by sales, redemptions and returns of principal of $1,295,948.  During 2006, the Company sold or redeemed securities for proceeds of $1,383,904, recognizing a gain on securities transactions, net of $87,956.  The Company anticipates that it may make additional investments in REIT securities if funds are available and suitable acquisitions of properties are not available.

Loans receivable relate to the financing of manufactured home sales when the Company was engaged in the manufactured mobile home sales business. Loans receivable decreased by $251,067 during the year ended December 31, 2006.  This decrease was primarily due to collections of $227,757. The Company also repossessed the collateral for loans receivable of $23,310 and placed the homes into inventory.

Prepaid expenses and other assets increased $202,591 during the year ended December 31, 2006 due mainly to increased deposits on future acquisitions and an increase in the unrealized gain on the open futures contracts as of December 31, 2006.

Cash flows from financing activities for the years ended December 31, 2006, 2005 and 2004 were $5,025,712, $13,974,554 and $11,876,504, respectively.  The decrease in cash from financing in 2006 was due mainly to a decrease in mortgages originated due to fewer property acquisitions and a decrease in proceeds from Debentures.

Mortgages payable decreased $1,124,745 due to principal payments on mortgages.  Loans payable increased due mainly to the $4,087,000 short term loan originated with Two River for the purchase of the Chattanooga, Tennessee property acquisition.

Shareholders’ equity increased from $18,439,983 as of December 31, 2005 to $21,908,317 as of December 31, 2006.  The Company has a DRIP in which participants purchase stock from the Company at a discount of approximately 5% of market price.  During 2006, a total of $5,192,831 in additional capital was raised through the DRIP.  The success of the DRIP has resulted in substantial improvement in the Company’s liquidity and capital resources during 2006.  It is anticipated, although no assurances can be given, that a comparable level of participation will continue in the DRIP in 2007.

During 2006, one holder of the 2013 Debentures converted $50,000 in Debentures to 8,333 shares of common stock.   In addition, the Company redeemed $100,000 in 2013 Debentures and $100,000 in 2015 Debentures at 100%.  No stock options were exercised during the year.

Recent Accounting Pronouncements

In July 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”), was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The new standard also provides guidance on various income tax accounting issues, including derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 and are to be applied to all tax positions upon initial adoption.  Only tax positions that meet the “more-likely-than-not” recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48.  The cumulative effect of applying the provisions of FIN 48 is to be reported as an adjustment to the opening balance of retained earnings for the year of adoption.  The Company is currently assessing what impact, if any, the adoption of FIN 48 on January 1, 2007 will have on our financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment” (“SAB 108”).  SAB 108 is effective for fiscal years ending after November 15, 2006, although early application is encouraged, but not required.  The Company will adopt SAB 108 beginning January 1, 2007.  The Company is currently assessing what impact, if any, the adoption of SAB 108 will have on our financial position and results of operations. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  This Statement applies to other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements.  SFAS 157 is effective for fiscal years beginning after December 15, 2007.  The Company plans to adopt SFAS 157 beginning January 1, 2008.  The Company is currently assessing what impact, if any, the adoption of SFAS 157 will have on our financial position and results of operations.

Safe Harbor Statement

Statements contained in this Form 10-K, including the documents that are incorporated by reference, that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Also, when we use any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, we are making forward-looking statements. These forward-looking statements are not guaranteed and are based on our current intentions and on our current expectations and assumptions. These statements, intentions, expectations and assumptions involve risks and uncertainties, some of which are beyond our control, which could cause actual results or events to differ materially from those we anticipate or project, such as:

•

the ability of our tenants to make payments under their respective leases, our reliance on certain major tenants and our ability to re-lease properties that are currently vacant or that become vacant;

•

our ability to obtain suitable tenants for our properties;

•

changes in real estate market conditions and general economic conditions;

•

the inherent risks associated with owning real estate, including local real estate market conditions, governing laws and regulations and illiquidity of real estate investments;

•

our ability to sell properties at an attractive price;

•

our ability to repay debt financing obligations;

•

our ability to refinance amounts outstanding under our credit facilities at maturity on terms favorable to us;

•

the loss of any member of our management team;

•

our ability to comply with certain debt covenants;

•

our ability to integrate acquired properties and operations into existing operations;

•

continued availability of proceeds from our debt or equity capital;

•

the availability of other debt and equity financing alternatives;

•

market conditions affecting our equity capital;

•

changes in interest rates under our current credit facilities and under any additional variable rate debt arrangements that we may enter into in the future;

•

our ability to implement successfully our selective acquisition strategy;

•

our ability to maintain internal controls and processes to ensure all transactions are accounted for properly, all relevant  disclosures and filings are timely made in accordance with all rules and regulations, and any potential fraud or embezzlement is thwarted or detected;

•

changes in federal or state tax rules or regulations that could have adverse tax consequences; and

•

our ability to qualify as a real estate investment trust for federal income tax purposes.

You should not place undue reliance on these forward-looking statements, as events described or implied in such statements may not occur. We undertake no obligation to update or revise any forward-looking statements as a result of new information, future events or otherwise.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate changes primarily as a result of its long-term debt used to maintain liquidity and fund capital expenditures and expansion of the Company’s real estate investment portfolio and operations.  The Company’s interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.  To achieve its objectives, the Company borrows primarily at fixed rates.    In addition, the Company invests in futures contracts of ten-year treasury notes.

Below is the information as of December 31, 2006, concerning the Company’s fixed-rate debt obligations, including principal cash flow by scheduled maturity, weighted average interest rates, and estimated fair value:

Long –Term Debt Fixed Rate	Scheduled Maturity	Carrying Value	Average Interest Rate	Fair Value

	2007	-0-	-0-
	2008	-0-	-0-
	2009	-0-	-0-
	2010	$568,841	5.24%	$516,558
	2011	-0-
	2012-2021	29,283,600	6.16%	29,494,874
		$29,852,441	6.14%	$30,011,432

In addition to the mortgages, the Company has $4,087,000 carrying value in a short-tem loan with Two River.  The loan is at the Wall Street Journal Prime Rate (8.25% as of December 31, 2006), and matures on December 8, 2007.  The Company has an outstanding balance of $815,039 on its margin loan as of December 31, 2006.  The margin loan is secured by marketable securities.  The interest rate on the margin loan ranged from 6% to 7% during 2006.

The carrying value of the Company’s variable rate debt approximates fair value as of December 31, 2005.

The Company also invests in both debt and equity securities of other REITs and is primarily exposed to equity price risk from adverse changes in market rates and conditions.  All securities are classified as available for sale and are carried at fair value.  The Company has no significant interest rate risk relating to debt securities as they are short-term in nature.   To reduce exposure of the preferred equity securities portfolio to interest rate fluctuations and the risk of rolling over its fixed rate debt at higher interest rates, the Company invests in futures contracts of ten-year treasury notes.  These contracts are marked to market with changes in market value recognized in income.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data listed in Part IV, Item 15 (a)(1) are incorporated herein by reference and filed as a part of this report.

The following is the Unaudited Selected Quarterly Financial Data:

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

THREE MONTHS ENDED

2006	March 31	June 30	September 30	December 31

Total Income	$1,763,418	$1,826,416	$1,663,383	$1,726,817
Total Expenses (including minority interest)	1,563,675	1,651,898	1,779,379	1,626,309
Net Income (Loss)	199,743	174,518	(115,996)	100,508
Net Income (Loss) per Share - Basic	.04	.03	(.02)	.02
Net Income (Loss) per Share - Diluted	.04	.03	(.02)	.02

2005	March 31	June 30	September 30	December 31

Total Income	$1,800,581	$1,547,860	$1,968,578	$1,423,788
Total Expenses (including minority interest)	1,152,240	1,394,653	1,676,054	1,350,599
Net Income	648,341	153,207	292,524	73,189
Net Income per Share - Basic	.17	.04	.07	.02
Net Income per Share - Diluted	.12	.04	.07	.02

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

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND AFFILIATED ENTITY OF THE REGISTRANT

The following are the Directors and Executive Officers of the Company as of December 31, 2006.  Several of the Directors and Officers of the Company also serve as directors of MREIC and UMH, both publicly-owned REITs.

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since
Anna T. Chew	48	Vice President (2001 to present) and Chief Financial Officer (1991 to present) and Director. Certified Public Accountant. Vice President (1995 to present) and Director (1995 to present) of UMH Properties, Inc., an affiliated company. Chief Financial Officer (1991 to present) of Monmouth Real Estate Investment Corporation, an affiliated company.	1994

Neal Herstik	48	Director. Director (2004 to present) of Monmouth Real Estate Investment Corporation, an affiliated company. Attorney at Law, Gross, Truss & Herstik, PC (1997 to present); former First Vice President, Marlboro Community Players, Inc., a non-profit corporation (2000-2002); Co-founder and former President, Manalapan-Englishtown Education Foundation, Inc., a non-profit corporation (1995-2001).	2002

Joshua D. Kahr	32	Director. Principal of Kahr Real Estate Services (2002 to Present), a real estate advisory firm based in New York City. Senior Director, GVA Williams (2000 to 2002); Senior Analyst, Brookhill Redevelopment (1998 to 2000).	2006

Eugene W. Landy	73	President (1961 to present) and Director. Attorney at Law; Chairman of the Board (1995 to present), President (1969 to 1995) of UMH Properties, Inc., an affiliated company; President and Director (1968 to present) of Monmouth Real Estate Investment Corporation, an affiliated company.	1961

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since

Michael Landy	44	Executive Vice President and Director; Vice President – Investments (2001 to present) of UMH Properties, Inc. and Monmouth Real Estate Investment Corporation, affiliated companies; President (1998 to 2001) of Siam Records, LLC; Chief Engineer and Technical Director (1987 to 1998) of the GRP Recording Company, a division of Universal.	2001

Eugene Rothenberg	74	Director. Investor; Retired physician; Director (1977 to present) of UMH Properties, Inc. an affiliated company.	2001

Robert G. Sampson	80	Director. Investor; Director (1968 to 2001) of Monmouth Real Estate Investment Corporation, an affiliated company; Director (1969 to present) of UMH Properties, Inc., an affiliated company; General Partner (1983 to present) of Sampco, Ltd., an investment group.	1963

Maureen E. Vecere	37

Controller (2003 to present) and Treasurer (2004 to present).  Certified Public Accountant; Audit Manager (1996-2003) of KPMG LLP.  Controller (2003 to present) and Treasurer (2004 to present) of Monmouth Real Estate Investment Corporation, an affiliated company.

			N/A

Stephen B. Wolgin	52	Director. Principal of U.S. Real Estate Advisors, Inc (2000 to present), a real estate advisory services group based in New York: Director (2003 to present) of Monmouth Real Estate Investment Corporation, an affiliated company; Principal (2000 to 2003) of the Wolgin Group; prior affiliations with J.P Morgan, Odyssey Associates, The Prudential Realty Group, Standard & Poor’s Corporation, and Grubb and Ellis.	2004

Family Relationships

Michael P. Landy, Executive Vice President and Director, is the son of Eugene W. Landy, President and Director.

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

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of Compensation Program

The Compensation Committee (for purposes of this analysis, the "Committee") of the Board has been appointed to discharge the Board's responsibilities relating to the compensation of the Company's executive officers. The Committee has the overall responsibility for approving and evaluating the executive officer compensation plans, policies and programs of the Company. The Committee's primary objectives include serving as an independent and objective party to review such compensation plans, policies and programs.

Compensation Philosophy and Objectives

The Compensation Committee believes that a well-designed compensation program should align the goals of the shareholders with the goals of the chief executive officer, and that a significant part of the executive's compensation, over the long term, should be dependent upon the value created for shareholders. In addition, all executives should be held accountable through their compensation for the performance of the Company, and compensation levels should also reflect the executive's individual performance in an effort to encourage increased individual contributions to the Company's performance. The compensation philosophy, as reflected in the Company's employment agreements with its executives, is designed to motivate executives to focus on operating results and create long-term shareholder value by:

• establishing a plan that attracts, retains and motivates executives through compensation that is competitive with a peer group of other publicly-traded real estate investment trusts, or REITs;

• linking a portion of executives' compensation to the achievement of the Company's business plan by using measurements of the Company's operating results and shareholder return; and

• building a pay-for-performance system that encourages and rewards successful initiatives within a team environment.

        The Compensation Committee believes that each of the above factors is important when determining compensation levels. The Committee reviews and approves the employment contracts for the President and Executive Vice President, including performance goals and objectives.  The Committee annually evaluates performance of these executive officers in light of those goals and objectives. The Committee considers the Company's performance, relative shareholder return, the total compensation provided to comparable officers at similarly-situated companies, and compensation given to executive officers in prior years. To that end, the Committee believes executive compensation packages provided by the Company to its executive officers should include both base salaries and annual bonus awards that reward corporate and individual performance, as well as give incentives to those executives who meet or exceed established goals.

Role of Grants of Stock Options in Compensation Analysis

The Committee views the grant of stock options as a form of long-term compensation.  The Committee believes that the grant of these options promotes the Company's goal of retaining key employees, and aligns the key employee's interests with those of the Company's shareholders from a long-term perspective.

Role of Employment Agreements in Determining Executive Compensation

Each of the Company's currently employed executive officers is a party to an employment agreement.  These agreements provide for base salaries, bonuses and customary fringe benefits.

Base Salaries

Base salaries are paid for ongoing performance throughout the year. In order to compete for and retain talented executives who are critical to the Company's long-term success, the Committee has determined that the base salaries of executive officers should approximate those of executives of other equity REITs that compete with the Company for employees, investors and business, while also taking into account the executive officers' performance and tenure and the Company's performance relative to its peer companies within the REIT sector.

Bonuses

In addition to the provisions for base salaries under the terms of our employment agreements, the president and the chief financial officer are entitled to receive annual cash bonuses for each calendar year during the term of the agreement, based on the achievement of certain performance goals set by the Committee.

In addition to its determination of the executive's individual performance levels for 2006, the Committee also compared the executive's total compensation for 2006 to that of similarly-situated personnel in the REIT industry.

Stock Options

The employment agreements also provide that certain executives are eligible for grants of stock options.

Perquisites and Other Personal Benefits

The Company's employment agreements provide the executive officers with perquisites and other personal benefits that the Company and the Committee believe are reasonable and consistent with its overall compensation program to better enable the Company to attract and retain superior employees for key positions. The Committee periodically reviews the levels of perquisites and other personal benefits provided to the executive officers.

The executive officers are provided the following benefits under the terms of their employment agreements: an allotted number of paid vacation weeks; eligibility for the executive and spouse and dependents in all Company sponsored employee benefits plans, including 401(k) plan, group health, accident, and life insurance, on such terms no less favorable than applicable to any other executive; and supplemental long-term disability insurance, at the Company's cost, as agreed to by the Company and the executives.

In addition, the executives' employment agreements each contain provisions relating to payments upon change in control events and severance upon termination for events other than without cause or good reason (as defined under the terms of the employment agreements). These change in control and severance terms are designed to promote stability and continuity of senior management.

Evaluation

The Committee reviewed the progress made by Eugene W. Landy, Chief Executive Officer, in locating alternative business and investment opportunities. The Committee decided to continue Mr. Landy's annual compensation of $50,000.

Compensation Committee Report

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this report.

Compensation Committee:

Eugene D. Rothenberg

Robert G. Sampson

Summary Compensation Table

The following Summary Compensation Table shows compensation paid or accrued by the Company for services rendered during 2006, 2005, and 2004 to the named executive officers.  Because no other executive officers’ total compensation allocated to the Company exceeded $100,000, only the compensation paid to the Chief Executive officer is to be disclosed under the Securities and Exchange Commission disclosure requirements.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Eugene W. Landy	2006	$50,000	$-0-	$20,700 (1)	$70,700
Chairman & President	2005	50,000	16,250	$20,700 (1)	86,950
	2004	50,000	-0-	$20,700 (1)	70,700

(1)

Represents Director’s fees of $3,200 and legal fees of $17,500.

Stock Option Plan

There were no stock options awarded under the 1994 Stock Option Plan and no stock options were exercised.

The following table sets forth for the executive officers named in the Summary Compensation Table, information regarding stock options outstanding at December 31, 2006:

Outstanding Equity Awards at Fiscal Year End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option exercise price ($)	Option expiration date

Eugene W. Landy	50,000	3.30	10/4/2009
	25,000	5.70	9/21/2013

Compensation of Directors

The Directors receive a fee of $800 for each Board Meeting attended.  Directors appointed to board committees receive $150 for each meeting attended.  Those specific committees are Nominating Committee, Compensation Committee, Audit Committee and Stock Option Committee.  The table below sets forth a summary of director compensation for the fiscal year ended December 31, 2006.

Director	Meeting Fees ($)	Committee Fees ($)	Total ($)

Ernest Bencivenga – emeritus (3)	$3,200	$-0-	$3,200
Anna T. Chew	4,000	-0-	4,000
Neal Herstik (1)	4,000	750	4,750
Charles Kaempffer – emeritus (3)	3,200	600	3,800
Joshua D. Kahr	-0-	-0-	-0-
Eugene W. Landy	4,000	-0-	4,000
Michael P. Landy -	4,000	-0-	4,000
Samuel A. Landy – emeritus (3)	3,200	-0-	3,200
Eugene Rothenberg (1)(2)	3,200	900	4,100
Robert G. Sampson (2)	1,600	300	1,900
Stephen B. Wolgin (1)	4,000	600	4,600
Total	$34,400	$3,150	$37,550

(1)

Mr. Wolgin, Mr. Herstik and Dr. Rothenberg are members of the audit committee and the nominating committee.  The Board has determined that Mr. Wolgin is considered an “audit committee financial expert” within the meaning of the rules of the SEC and is “financially sophisticated” within the meaning of the listing requirements of the NASDAQ Global Market.

(2)

Mr. Wolgin and Dr. Rothenberg are members of the compensation committee and stock option committee.

(3)

Emeritus directors are retired directors who are not entitled to vote on board resolutions however they receive directors’ fees for participation in the board meetings.

Other Information

Except for specific agreements, the Company has no retirement plan in effect for officers, directors or employees and, at present, has no intention of instituting such a plan.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists information with respect to the beneficial ownership of the Company’s Common Stock (the shares) as of December 31, 2006 by:

•

each person known by the Company to beneficially own more than five percent of the Company’s outstanding shares;

•

the Company’s directors;

•

the Company’s executive officers; and

•

all of the Company’s executive officers and directors as a group.

Unless otherwise indicated, the person or persons named below have sole voting and investment power and that person’s address is c/o Monmouth Capital Corporation, Juniper Business Plaza, 3499 Route 9 North, Suite 3-C, Freehold, New Jersey 07728.  In determining the number and percentage of shares beneficially owned by each person, shares that may be acquired by that person under options exercisable within 60 days of December 31, 2006 are deemed beneficially owned by that person and are deemed outstanding for purposes of determining the total number of outstanding shares for that person and are not deemed outstanding for that purpose for all other shareholders.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Shares Outstanding (2)
Albert D. Mason, Inc. 50 Congress Street Suite 843 Boston, MA 02109	542,021 (3)	9.60%

Anna T. Chew	29,024 (4)	*

Neal Herstik	500	*

Joshua D. Kahr	1,500	*

Eugene W. Landy	345,600 (5)	6.04%

Michael P. Landy	71,557 (6)	1.27%

Eugene Rothenberg	6,716	*

Robert G. Sampson	16,986	*

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Shares Outstanding (2)

Maureen E. Vecere	10,070 (7)	*

Stephen B. Wolgin	6,163	*

Directors and Officers as a Group (8)	488,116	8.48%

(1)

Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the Company believes that the persons named in the table have sole voting and investment power with respect to all shares listed.

(2)

Based on the number of shares outstanding on December 31, 2006 which was 5,643,796.

(3)

Based on 13F filed with the SEC on holdings as of November 12, 2006, reporting holdings as of September 30, 2006, received from Albert D. Mason.

(4)

Held jointly with Ms. Chew's husband.  Includes 10,000 shares issuable upon the exercise of a stock option.

(5)

Includes  (a) 12,501 shares held by Mr. Landy's  wife;   (b) 32,835  shares held in the Landy & Landy Employees'  Pension Plan,  of  which Mr. Landy is a Trustee with power to  vote; (c) 69,051  shares  held in the Landy  &  Landy  Employees' Profit  Sharing  Plan, of which Mr. Landy  is  Trustee  with power   to  vote;  and  (d)  19,055 shares  held  by  Landy Investments, Ltd. of which Mr. Landy has power to vote;  and (e)  40,000 shares held in the Eugene W. and Gloria  Landy Family  Foundation, a charitable trust, of which  Mr.  Landy has power to vote.  Includes 75,000 shares issuable upon exercise of a stock option.

(6)

Includes (a) 2,000 shares owned by Mr. Landy’s wife; and (b) 15,048 shares in custodial accounts for Mr. Landy's children under the Uniform Gift to Minor's Act in which he disclaims any beneficial interest, but has power to vote.  Includes 15,000 shares issuable upon the exercise of a stock option.

(7)

Includes 10,000 shares issuable upon the exercise of a stock option.

(8)

Excludes 49,764 shares owned by MREIC and 102,812 shares owned by UMH.  Eugene W. Landy owns beneficially approximately 5.47% of MREIC and 9.94% of UMH.  Also excludes MREIC’s $500,000 investment in the Monmouth Capital Debenture Offering (2003) convertible into 83,333 shares and UMH’s $6,000,000 investment in the Monmouth Capital Debenture Offerings (2003 and 2005 convertible into 833,332 shares.

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2006, relating to equity compensation plans of the Company (including individual compensation arrangements) pursuant to which equity securities of the Company are authorized for issuance.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain relationships and related party transactions are incorporated herein by reference to part IV, Item 15(a)(1)(vi), Note 15 of the Notes to Consolidated Financial Statements-Payments to Affiliated Persons and Related Party Transactions.

ITEM 14  - PRINCIPAL ACCOUNTING FEES AND SERVICES

Cowan, Gunteski & Co., P.A. (Cowan Gunteski) served as the Company’s independent  registered public accounting firm for the years ended December 31, 2006 and 2005.  The following are the fees billed by Cowan Gunteski in connection with services rendered:

	2006	2005
Audit Fees	$27,200	$27,300
Audit Related Fees	-0-	-0-
Tax Fees	25,215	24,592
All Other Fees	2,786	896
Total Fees	$55,201	$52,788

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

(a) (1)

The following Financial Statements are filed as part of this report:

		Page

(i)	Report of Independent Registered Public Accounting Firm	46

(ii)	Consolidated Balance Sheets	47-48

(iii)	Consolidated Statements of Income	49

(iv)	Consolidated Statements of Shareholders' Equity	50

(v)	Consolidated Statements of Cash Flows	51

(vi)	Notes to Consolidated Financial Statements	52-74

(a) (2)	Financial Statement schedules are omitted for the reason that they are not required, are not applicable, or the required information is set forth in the financial statements or notes thereto.

(a) (3)	The Exhibits set forth in the following index of Exhibits are filed as part of this report.

Exhibit No.	Description

(3)	Articles of Incorporation and By-Laws – Reference is hereby made to that filed with the Securities and Exchange Commission with the Company’s Form 10-KA No. 2 for the year ended March 31, 1994.

(14)	Code of Business Conduct and Ethics – Reference is hereby made to that filed with the Securities and Exchange Commission with the Company’s Form 10-K for the year ended December 31, 2004.

Exhibit No.	Description
(21)

Subsidiaries of the Registrant –

(a) During fiscal 1994, the Registrant formed a wholly-owned subsidiary, The Mobile Home Store, Inc., to finance and sell manufactured homes.  This subsidiary merged into the Registrant during 2001.

(b) During 2001, the Registrant formed a subsidiary, Palmer Terrace Realty Associates, LLC, to purchase a warehouse facility in Carlstadt, New Jersey.

(c) During 2003, the Registrant formed a subsidiary, Wheeling Partners, LLC, to purchase a warehouse facility in Wheeling, Illinois.

(d)  During 2005, the Registrant formed a subsidiary, MCC Financial Inc, to serve as the Registrant’s taxable REIT subsidiary.

(e)  During 2005, the Registrant formed a subsidiary, Jones EPI, LLC to purchase a warehouse facility in El Paso, Texas.

(23)	Consent of Cowan, Gunteski & Co., P.A.

(31.1)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Audit Committee Charter – Reference is hereby made tot hat filed with the Securities and Exchange Commission with the Company’s Form 10-K for the year ended December 31. 2005 (file number 000-024282)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Monmouth Capital Corporation

Freehold, New Jersey

We have audited the accompanying consolidated balance sheets of Monmouth Capital Corporation as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2006.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monmouth Capital Corporation as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ Cowan, Gunteski & Co., P.A.

Toms River, New Jersey

March 14, 2007

MONMOUTH CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2006	December 31, 2005

Real Estate Investments:
Land	$14,324,369	$13,699,245
Buildings, Improvements, Equipment, and Construction in Progress, net of accumulated depreciation of $3,425,056 and $2,193,009 , respectively	46,847,042	40,909,822
Total Real Estate Investments	61,171,411	54,609,067

Cash and Cash Equivalents	1,659,330	1,739,991
Restricted Cash	350,000	-0-
Securities Available for Sale at Fair Value	8,205,110	8,107,492
Tenant and Other Receivables	68,117	121,441
Deferred Rent Receivable	122,963	82,953
Loans Receivable, net of allowance for losses of $9,542 and $15,793, respectively	617,476	868,543
Inventory	56,615	91,972
Prepaid Expenses and Other Assets	276,800	74,209
Financing Costs, net of accumulated amortization of $366,693 and $223,445, respectively	1,090,259	1,214,507
Leasing Costs, net of accumulated amortization of $123,433 and $45,037, respectively	398,375	442,938
Intangible Assets, net of accumulated amortization of $225,092 and $20,059, respectively	1,725,908	1,900,941

TOTAL ASSETS	$75,742,364	$69,254,054

See Accompanying Report of Independent Registered Public Accounting Firm and

Notes to Consolidated Financial Statements

MONMOUTH CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS (CONT.)

	December 31, 2006	December 31, 2005
LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgages Payable	$29,852,441	$30,977,186
Convertible Subordinated Debentures, due 2013	5,170,000	5,320,000
Convertible Subordinated Debentures, due 2015	10,320,000	10,420,000
Loans Payable	4,902,039	760,998
Accounts Payable and Accrued Expenses	405,576	408,349
Other Liabilities	102,950	92,749

Total Liabilities	50,753,006	47,979,282

Minority Interest	3,081,041	2,834,789
Shareholders' Equity:
Common Stock (par value $1.00 per share; Authorized 10,000,000 shares; issued and outstanding 5,643,796 and 4,640,484 shares, respectively)	5,643,796	4,640,484
Additional Paid-In Capital	19,215,250	14,940,198
Accumulated Other Comprehensive Income	603,804	107,861
Retained Earnings	(3,554,533)	(1,248,560)

Total Shareholders' Equity	21,908,317	18,439,983

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$75,742,364	$69,254,054

See Accompanying Report of Independent Registered Public Accounting Firm and

Notes to Consolidated Financial Statements

MONMOUTH CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005	For the Year Ended December 31, 2004
Income:
Rental Income & Reimbursements	$6,111,082	$4,881,491	$2,835,614
Interest and Dividend Income	722,288	1,135,290	1,247,988
Sales of Manufactured Homes	51,425	79,305	165,324
Gain on Securities Transactions, net	87,956	644,674	815,844
Other Income	7,283	47	244,170
Total Income	6,980,034	6,740,807	5,308,940

Expenses:
Cost of Sales of Manufactured Homes	58,738	80,449	167,645
Operating Expenses	538,896	250,265	248,683
Real Estate Taxes	653,867	557,388	379,641
General & Administrative Expense	756,117	868,209	719,131
Interest Expense	3,185,675	2,837,262	1,635,684
Depreciation	1,232,047	793,194	786,065
Total Expenses	6,425,340	5,386,767	3,936,849

Income Before Minority Interest	554,694	1,354,040	1,372,091
Minority Interest	195,918	186,779	134,730

NET INCOME	$358,776	$1,167,261	$1,237,361

NET INCOME PER SHARE-BASIC AND DILUTED
Basic	$.07	$.28	$.37
Diluted	$.07	$.28	$.36

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	5,177,777	4,142,355	3,362,018
DILUTED	5,202,376	4,175,929	3,404,950

See Accompanying Report of Independent Registered Public Accounting Firm and

Notes to Consolidated Financial Statements

*

MONMOUTH CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Accumulated

Additional

Other Com-

Com-

   Common Stock Issued

   Paid-In

prehensive

Retained

prehensive

 Number

Amount

   Capital             Income

Earnings

Income

__________

_________

__________

___________

________

_________

Balance December 31, 2003	3,081,463	$3,081,463	$7,266,839	$1,812,797	$209,906
Common Stock Issued with DRIP*	669,018	669,018	3,499,255	-0-	-0-
Net Income	-0-	-0-	-0-	-0-	1,237,361	$1,237,361
Distributions	-0-	-0-	-0-	-0-	(1,734,172)
Unrealized Net Holding Loss on Securities Available for Sale	-0-	-0-	-0-	(596,374)	-0-	(596,374)
Balance December 31, 2004	3,750,481	3,750,481	10,766,094	1,216,423	(286,905)	$640,987
Common Stock Issued with DRIP*	861,670	861,670	4,086,612	-0-	-0-
Common Stock Issued with Exercise of Stock Options	20,000	20,000	32,500	-0-	-0-
Common Stock Issued with Conversion of Debentures	8,333	8,333	41,667	-0-	-0-
Stock Based Compensation Expense	-0-	-0-	13,325	-0-	-0-
Net Income	-0-	-0-	-0-	-0-	1,167,261	$1,167,261
Distributions	-0-	-0-	-0-	-0-	(2,128,916)
Unrealized Net Holding Loss on Securities Available for Sale	-0-	-0-	-0-	(1,108,562)	-0-	(1,108,562)
Balance December 31, 2005	4,640,484	4,640,484	14,940,198	107,861	(1,248,560)	$58,699

Common Stock Issued with DRIP*	994,979	994,979	4,197,852	-0-	-0-
Common Stock Issued with Conversion of Debentures	8,333	8,333	41,667	-0-	-0-
Stock Based Compensation Expense	-0-	-0-	35,533	-0-	-0-
Net Income	-0-	-0-	-0-	-0-	358,776	$358,776
Distributions	-0-	-0-	-0-	-0-	(2,664,749)
Unrealized Net Holding Gain on Securities Available for Sale	-0-	-0-	-0-	495,943	-0-	495,943
Balance December 31, 2006	5,643,796	$5,643,796	$19,215,250	$603,804	($3,554,533)	$854,719

*Dividend Reinvestment and Stock Purchase Plan

See Accompanying Report of Independent Registered Public Accounting Firm and

Notes to Consolidated Financial Statements

*

*

MONMOUTH CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2006		For the Year Ended December 31, 2005	For the Year Ended December 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$358,776	$1,167,261	$1,237,361
Adjustments to reconcile net income to net cash provided by operating activities:
Income Allocated to Minority Interest	195,918	186,779	134,730
Depreciation and Amortization	1,624,891	966,499	880,061
Stock Based Compensation Expense	35,533	13,325	-0-
Gain on Securities Transactions, net	(87,956)	(644,674)	(815,844)
Changes In Operating Assets and Liabilities:
Deferred Rent and Tenant and Other Receivables	13,314	(145,206)	(44,091)
Inventory	58,667	112,938	186,232
Prepaid Expenses and Other Assets	(202,591)	(85,751)	(5,628)
Accounts Payable and Accrued Expenses	(2,773)	179,271	(20,776)
Other Liabilities	10,201	18,348	(123,443)
Net Cash Provided by Operating Activities	2,003,980	1,768,790	1,428,602

CASH FLOWS FROM INVESTING ACTIVITIES
Collections and Other Decreases in Loans Receivable	227,757	172,339	134,191
Purchase of Securities Available for Sale	(897,623)	(5,431,497)	(4,211,798)
Proceeds from Sales and Other Decreases in Securities Available for Sale	1,383,904	8,990,809	7,744,485
Purchase of Real Estate & Intangible Assets	(5,243,965)	(18,241,602)	(16,752,389)
Capital Improvements	(2,335,078)	(27,088)	-0-
Increase in Construction in Progress	(245,348)	-0-	-0-
Net Cash Used in Investing Activities	(7,110,353)	(14,537,039)	(13,085,511)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Mortgages	-0-	10,175,000	6,364,723
Proceeds from Convertible Subordinated Debentures	-0-	10,420,000	-0-
Redemption of Convertible Subordinated Debentures	(200,000)	-0-	-0-
Proceeds from Loans	4,087,000	760,998	3,500,000
Increase in Restricted Cash	(350,000)	-0-	-0-
Net (Decrease) Increase in Margin Loans Payable	54,041	(9,510,154)	433,330
Principal Payments of Mortgages	(1,124,745)	(861,169)	(590,607)
Financing Costs on Debt	(19,000)	(673,992)	(72,076)
Increase (Decrease) in Minority Interest	50,334	792,005	(192,967)
Dividends Paid, Net of Reinvestments	(2,121,352)	(1,681,265)	(1,316,763)
Proceeds from the Issuance of Common Stock	4,649,434	4,500,631	3,750,864
Proceeds from Exercise of Stock Options	-0-	52,500	-0-
Net Cash Provided by Financing Activities	5,025,712	13,974,554	11,876,504

Net (Decrease) Increase in Cash and Cash Equivalents	(80,661)	1,206,305	219,595
Cash and Cash Equivalents at Beginning of Year	1,739,991	533,686	314,091
Cash and Cash Equivalents at End of Year	$1,659,330	$1,739,991	$533,686

See Accompanying Report of Independent Registered Public Accounting Firm and

Notes to Consolidated Financial Statements

*

MONMOUTH CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

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

Prior to 1994 the Company operated as a small business investment company.  During 1994, the Company formed a wholly-owned subsidiary, The Mobile Home Store, Inc. (MHS), to finance and sell manufactured homes.  The sales operation was conducted at manufactured home communities owned by UMH Properties, Inc. (UMH), a related REIT.  The Company also invested in real estate and securities.

In March 2001, the Company sold the existing inventory to UMH at the Company’s carrying value and the Company exited the manufactured home sales business since it proved to be unprofitable.   On September 26, 2001, the Company adopted a change from a fiscal year end of March 31 to a calendar year end, effective for the short year ended December 31, 2001.  The Company elected to be taxed as a real estate investment trust for the transition period ended December 31, 2001.  MHS was merged into the Company on December 6, 2001.

On February 8, 2005, the Company formed a wholly-owned taxable REIT subsidiary organized in Maryland, named MCC Financial, Inc.  MCC Financial, Inc. had no activity during the year ended December 31, 2006 and 2005, other than holding $500,000 in certificates of deposit during 2005.

The Company has made the following property acquisitions in the last six years:

Date of		Square	Property
Acquisition	Location	Feet	Type	Ownership	Tenant

7/20/2001	Carlstadt, NJ	59,400	warehouse	51%	Macy’s East, Inc.
12/20/2001	White Bear Lake, MN	59,425	warehouse	100%	Federal Express Corp
9/18/2002	Cheektowaga, NY	84,923	warehouse	100%	Federal Express Corp
8/14/2003	Wheeling, IL	107,160	warehouse	63%	FedEx Ground
7/9/2004	Richmond, VA	60,000	warehouse	100%	Carrier Sales & Dist
12/2/2004	Quakertown, PA	37,660	warehouse	100%	MagiKitch’n, Inc.
12/27/2004	Montgomery, IL	171,200	warehouse	100%	Home Depot USA, Inc.
2/28/2005	Tampa, FL	68,385	warehouse	100%	Kelloggs Sales Company
11/8/2005	Lakeland, FL	31,096	warehouse	100%	Federal Express Corp
11/8/2005	Augusta, GA	30,332	warehouse	100%	Federal Express Corp
12/8/2005	El Paso, TX	91,854	warehouse	65%	FedEx Ground
12/8/2006	Chattanooga, TN	67,775	warehouse	100%	Federal Express Corp

The Company is currently operating as a diversified REIT investing in real estate equities, mortgages, mortgage-backed securities, and other REIT securities.

Principals of Consolidation and Minority Interests

The consolidated financial statements of the Company at December 31, 2006, 2005, and 2004 and for each of the years ended December 31, 2006, 2005, and 2004 include the accounts and operating results of the Company and its subsidiaries.  The Company consolidates the results of operations that have minority interests.  Such consolidated financial statements present the Company’s minority interests under the equity method of accounting.  All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Buildings, Improvements, Construction in Progress and Equipment

Buildings, Improvements, Construction in Progress and Equipment are stated at the lower of depreciated cost or net realizable value. Construction in progress is not depreciated until put into service as buildings and improvements. Depreciation is computed using accelerated depreciation methods acceptable for tax reporting purposes over the estimated useful life of the assets as follows:

Category	Method	Useful Life

Buildings	Straight-line, mid-year convention	39 years
Improvements	Straight-line	7-15 years
Equipment	Straight-line	5 years

This departure from GAAP does not create a material difference to the Company’s operating income based on its REIT election.  See Note 13 for a discussion of the Company’s REIT status.

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

Securities Available for Sale

The Company's securities consist primarily of debt, and common and preferred equities of other REITs, as well as mortgaged backed securities issued by the Government National Mortgage Association (GNMA).  These securities are all publicly traded and purchased on the open market.  These securities are classified as Available-for-Sale, and are carried at fair value based upon quoted market prices. Gains or losses on the sale of securities are calculated on the average cost method and are accounted for on a trade date basis.  Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders' Equity until realized.  A decline in the market value of any security below cost, that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value.  Any impairment is charged to earnings and a new cost basis for the security is established.

Derivative Financial Instruments

The Company invests in futures contracts of ten-year treasury notes to reduce the risks of rolling over the fixed mortgage debt at higher interest rates and to reduce exposure of the debt and preferred equity securities portfolios to interest rate fluctuations.  These futures contracts do not qualify for hedge accounting under Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138 and No. 149.  The open contracts are marked-to-market and the unrealized gain or loss is recorded in the income statement in gain on securities transactions, net with corresponding amounts recorded in other assets or other liabilities on the balance sheet.  Gain or loss on settled futures contracts are also recorded as a component of gain on securities transactions, net.

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

Mortgages Payable, Loans Payable and Convertible Subordinated Debentures

At December 31, 2006, the fair and carrying value of mortgages payable was $30,011,400 and $29,852,441, respectively.    At December 31, 2005, the fair and carrying value of mortgages payable was $31,764,700 and $30,977,186, respectively.  The fair value of loans payable approximates their current carrying amounts since such amounts payable are at a current market rate of interest.  The fair value of the convertible subordinated debentures approximates their current carrying amounts since such amounts payable are at a current market rate of interest for similar convertible debentures.

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

Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period (5,177,777, 4,142,355 and 3,362,018 for the years ended December 31, 2006, 2005, and 2004, respectively).  Diluted net income per share is calculated by dividing net income plus interest expense related to the Debentures by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method, plus the number of shares resulting from the possible conversion of the Debentures, (5,202,376, 4,175,929 and 3,404,950 for the years ended December 31, 2006, 2005, and 2004, respectively).  Options in the amount of 24,599, 33,574 and 42,932 are included in the diluted weighted average shares outstanding for the years ended December 31, 2006, 2005, and 2004, respectively.  Interest expense and common stock related to the Debentures are excluded, from the calculation of diluted net income per share for the years ended December 31, 2006, 2005 and 2004, due to their antidilutive effect.

Stock Option Plan

The Company accounts for stock options in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123).  The Company has selected the prospective method of adoption under the provisions of SFAS No. 148, “Accounting for Stock Based Compensation, Transition and Disclosure”.  SFAS 123R requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period).  This compensation cost is determined using option pricing models, intended to estimate the fair value of the awards at the grant date.  Compensation costs of $35,533, $13,325 and $-0- have been recognized in 2006, 2005 and 2004, respectively.  Included in Note No. 10 to these consolidated financial statements are the assumptions and methodology.

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

Recent Accounting Pronouncements

In July 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”), was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The new standard also provides guidance on various income tax accounting issues, including derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 and are to be applied to all tax positions upon initial adoption.  Only tax positions that meet the “more-likely-than-not” recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48.  The cumulative effect of applying the provisions of FIN 48 is to be reported as an adjustment to the opening balance of retained earnings for the year of adoption.  The Company is currently assessing what impact, if any, the adoption of FIN 48 on January 1, 2007 will have on our financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment” (“SAB 108”).  SAB 108 is effective for fiscal years ending after November 15, 2006, although early application is encouraged, but not required.  The Company will adopt SAB 108 beginning January 1, 2007.  The Company is currently assessing what impact, if any, the adoption of SAB 108 will have on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  This Statement applies to other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements.  SFAS 157 is effective for fiscal years beginning after December 15, 2007.  The Company plans to adopt SFAS 157 beginning January 1, 2008.  The Company is currently assessing what impact, if any, the adoption of SFAS 157 will have on our financial position and results of operations.

NOTE 2 – REAL ESTATE INVESTMENTS

The following is a summary of the cost and accumulated depreciation of the Company’s land, building, improvements, construction in progress and equipment at December 31, 2006:

			Buildings,
Property			Improve, CIP	Accumulated
Type		Land	& Equipment	Depreciation
FLORIDA:
Lakeland	Industrial	$261,000	$1,715,091	$68,274
Tampa	Industrial	1,055,000	4,537,612	174,782
GEORGIA:
Augusta	Industrial	380,000	1,480,000	56,923
ILLINOIS:
Montgomery	Industrial	3,214,400	6,834,592	262,803
Wheeling	Industrial	3,739,538	7,990,042	993,205
MINNESOTA:
White Bear Lake	Industrial	1,025,000	3,744,000	528,000
NEW JERSEY:
Carlstadt	Industrial	623,000	2,578,410	333,231
NEW YORK:
Cheektowaga	Industrial	765,124	6,141,887	443,343
PENNSYLVANIA:
Quakertown	Industrial	403,000	2,135,186	82,119
TENNESSEE:
Chattanooga	Industrial	300,000	4,588,841	58,829
Shelby County	Land	11,065	-0-	-0-
TEXAS:
El Paso	Industrial	2,088,242	4,796,643	184,729
VIRGINIA:
Richmond	Industrial	459,000	3,729,794	238,818

Total as of December 31, 2006		$14,324,369	$50,272,098	$3,425,056

The following is a summary of the cost and accumulated depreciation of the Company’s land, building, improvements, construction in progress and equipment at December 31, 2005:

			Buildings,
Property			Improve, CIP	Accumulated
Type		Land	& Equipment	Depreciation
FLORIDA:
Lakeland	Industrial	$261,000	$1,714,400	$21,979
Tampa	Industrial	1,055,000	4,537,612	58,175
GEORGIA:
Augusta	Industrial	380,000	1,480,000	18,974
ILLINOIS:
Montgomery	Industrial	3,214,400	6,834,592	87,564
Wheeling	Industrial	3,739,538	7,744,694	782,221
MINNESOTA:
White Bear Lake	Industrial	1,025,000	3,744,000	432,000
NEW JERSEY:
Carlstadt	Industrial	623,000	2,578,410	271,172
NEW YORK:
Cheektowaga	Industrial	440,000	3,800,000	340,911
PENNSYLVANIA:
Quakertown	Industrial	403,000	2,135,186	27,373
TENNESSEE:
Shelby County	Land	11,065	-0-	-0-
TEXAS:
El Paso	Industrial	2,088,242	4,804,143	9,450
VIRGINIA:
Richmond	Industrial	459,000	3,729,794	143,190

Total as of December 31, 2005
		$13,699,245	$43,102,831	$2,193,009

NOTE 3 - ACQUISITIONS

On March 20, 2006, the Company purchased 4.7 acres of land adjacent to its property in Cheektowaga, New York for a purchase price including closing costs of approximately $325,000. This property was used to accommodate a 21,937 square foot expansion of the existing FedEx Ground facility from 62,986 square feet to 84,923 square feet.  The expansion was completed during 2006 for total costs of approximately $2,342,000.  The lease with FedEx Ground was extended from July 31, 2011 to August 31, 2016 and the rent was increased from $406,020 ($6.45 psf) to $686,479 ($8.08 psf) upon completion of the expansion.

On December 8, 2006, the Company purchased a 67,775 square foot industrial building in Chattanooga, Tennessee.  This warehouse facility is 100% net leased to Federal Express Corporation (FDX) under a lease which expires October 28, 2012.  Annual rent per the lease is $369,937 ($5.46 psf).  The purchase price, including closing costs, was approximately $4,900,000.  The Company obtained a short-term loan from Two River Community Bank for $4,087,000 at the Wall Street Journal Prime Rate (initial rate of 8.25%) and is due December 8, 2007.  Management estimated that the fair value allocated to the lease in-place at purchase was approximately $30,000.

During the fourth quarter of 2006, the Company began an expansion of the industrial building in Wheeling, Illinois, which is leased to FedEx Ground Package System.  The Company owns a 63% equity interest in this property.  The building will be expanded from 107,160 square feet to 123,000 square feet at an estimated construction cost of approximately $1,451,000.  As of December 31, 2006, total costs incurred were $245,348 and are included construction in progress in Real Estate Investments.  The expansion is expected be completed during the second quarter of 2007.  Upon completion, the lease will be extended and the annual rent will increase from $1,019,052 ($9.51 psf) to $1,208,406 ($9.82 psf).

NOTE 4 - LOANS RECEIVABLE

The following is a summary of the loans held by the Company at December 31, 2006 and 2005:

			Balance
	Rate	Date	2006	2005

Financed Manufactured Homes	10%-15%	Various	$627,018	$884,336
Allowance for Losses			(9,542)	(15,793)

Net Loans Receivable			$617,476	$868,543

From 1994 through March 2001, the Company sold and financed manufactured home units.  At December 31, 2006 and 2005, financed manufactured homes consist of 34 and 45 loans, respectively. These loans range from approximately $1,000 to approximately $60,000.  Loans receivable for financed manufactured homes are secured by the property financed. Generally, the terms of the loans do not exceed 20 years.

NOTE 5 – SECURITIES AVAILABLE FOR SALE

The Company’s securities available for sale consist primarily of debt securities and common and preferred stock of other REITs.  The Company does not own more than 10% of the outstanding shares of any of these securities, nor does it have controlling financial interest.

The following is a summary of investments in debt and equity securities at December 31, 2006:

Description	Series	Interest Rate/ Dividend	Number of Shares	Cost	Estimated Fair Value

Equity Securities-Preferred Stock:
Brandywine Realty Trust	D	7.375%	8,000	$200,000	$201,200
Corporate Office Properties Trust	H	7.5%	12,000	300,000	302,160
Equity Inns, Inc.	B	8.75%	5,000	125,600	131,000
FelCor Lodging Trust	A	$1.95	4,000	98,685	99,960
Healthcare Real Estate Investment Trust	G	7.50%	27,000	675,000	837,000
Innkeepers USA Trust	C	8%	29,000	725,000	731,380
Lasalle Hotel Properties	A	10.25%	1,500	37,950	38,100
Lasalle Hotel Properties	E	8%	4,000	100,000	102,240
LTC Properties, Inc.	F	8%	5,000	125,000	125,750
Maguire Properties, Inc.	A	7.625%	7,000	175,000	173,110
The Mills Corporation	G	7.875%	4,000	100,246	87,800
Omega Healthcare Investors, Inc.	D	8.375%	12,000	300,000	319,800
PS Business Parks, Inc.	M	7.2%	18,000	450,000	459,180
Pennsylvania Real Estate Investment Trust	A	11%	10,000	361,684	543,000
Saul Centers	A	8%	18,000	450,000	461,700
SL Green Realty Corporation	C	7.625%	17,000	425,000	435,540

Total Equity Securities - Preferred Stock				4,649,165	5,048,920

Equity Securities-Common Stock:
Monmouth Real Estate Inv. Corp (affiliate)			28,000	233,684	236,600
Mills Corporation			5,000	145,316	100,000
Mission West Properties, Inc.			40,000	398,265	524,000
New Plan Excel Realty Trust			54,000	1,373,374	1,483,920
Sun Communities, Inc.			10,000	319,137	323,600
UMH Properties, Inc. (affiliate)			30,000	451,804	463,200

Total Equity Securities- Common Stock				2,921,580	3,131,320

Total Equity Securities				7,570,745	8,180,240

Debt Securities:
Government National Mortgage Association	6.5%	30,561	24,870

Total Debt Securities		30,561	24,870

Total Securities Available for Sale		$7,601,306	$8,205,110

The following is a summary of investments in debt and equity securities at December 31, 2005:

Description	Series	Interest Rate/ Dividend	Number of Shares	Cost	Estimated Fair Value

Equity Securities-Preferred Stock:
Brandywine Realty Trust	D	7.375%	8,100	$202,500	$201,285
BRE Properties, Inc.	C	6.75%	4,000	100,000	98,880
Corporate Office Properties Trust	H	7.5%	15,600	390,000	393,900
Eagle Hospitality Properties Trust, Inc.	A	8.25%	2,500	62,500	61,125
Equity Inns, Inc.	B	8.75%	5,000	125,600	128,100
FelCor Lodging Trust	A	$1.95	5,000	123,356	118,500
Glimcher Realty Trust	G	8.125%	4,000	100,000	100,760
Innkeepers USA Trust	C	8%	29,000	725,000	708,470
Lasalle Hotel Properties	A	10.25%	1,500	37,950	39,000
LTC Properties, Inc.	F	8%	8,000	200,000	201,200
Maguire Properties, Inc.	A	7.625%	8,000	200,000	196,000
The Mills Corporation	G	7.875%	4,000	100,246	100,000
Omega Healthcare Investors, Inc.	D	8.375%	14,600	365,000	368,212
PS Business Parks, Inc.	H	7%	3,000	75,000	72,600
PS Business Parks, Inc.	M	7.2%	18,000	450,000	442,800
Pennsylvania Real Estate Investment Trust	A	11%	10,000	361,684	555,000
Saul Centers	A	8%	20,800	520,000	533,104
SL Green Realty Corporation	C	7.625%	20,000	500,000	503,800
Windrose Medical Properties Trust	A	7.5%	36,100	902,500	911,525

Total Equity Securities - Preferred Stock				5,541,336	5,734,261

Equity Securities-Common Stock:
Mission West Properties, Inc.			40,000	398,265	389,600
New Plan Excel Realty Trust			50,000	1,272,888	1,159,000
UMH Properties, Inc. (affiliate)			50,000	753,006	795,000

Total Equity Securities- Common Stock				2,424,159	2,343,600

Total Equity Securities				7,965,495	8,077,861

Debt Securities:
Government National Mortgage Association	6.5%	34,136	29,631

Total Debt Securities		34,136	29,631

Total Securities Available for Sale		$7,999,631	$8,107,492

The Company had 4 securities that were temporarily impaired investments at December 31, 2006.  The following is a summary:

       Less than 12 months                 12 Months or Longer

		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses

Preferred stock	$260,910	($14,336)	$-0-	$-0-
Common stock	100,000	(45,316)	-0-	-0-
GNMA –mortgage backed securities	25,315	(5,691)	-0-	-0-
Total	$386,225	($65,343)	$-0-	$-0-

There were 2 preferred stocks at an unrealized loss of 1% and 12% as of December 31, 2006, both of which recovered to gain positions subsequent to December 31, 2006. The 1 common stock at a 31% unrealized loss as of December 31, 2006 has recovered to an unrealized loss of 13% subsequent to December 31, 2006.  The Company has the ability and intent to hold the GNMA mortgage backed securities to maturity.

The Company received proceeds of $1,383,904, $8,990,809 and $7,744,485 on sales or redemptions of securities during 2006, 2005 and 2004, respectively.  The Company recorded the following gain on securities transactions, net.

	2006	2005	2004

Gross realized gains	$15,426	$709,496	$984,832
Gross realized losses	(2,128)	(89,877)	(26,089)
Net gain (loss) on closed futures Contracts	(16,358)	53,180	(147,586)
Unrealized gain (loss) on open futures Contracts	91,016	(28,125)	4,687
Gain on Securities Transactions, Net	$87,956	$644,674	$815,844

During the years ended December 31, 2006, 2005 and 2004, the Company invested in futures contracts of ten-year treasury notes with a notional amount of $5,000,000, with the objective of reducing the risks of rolling over the fixed mortgage debt at higher interest rates and of the exposure of the preferred equity and debt securities portfolio to interest rate fluctuations.  Changes in the market value of these derivatives have been recorded in gain on securities transactions, net with corresponding amounts recorded in other assets or other liabilities on the balance sheet.  The fair value of the derivatives as of December 31, 2006, 2005 and 2004 was an asset of $91,016, a liability of $28,125 and an asset of $4,687 respectively.  During the years ended December 31, 2006, 2005 and 2004, the Company recorded a realized (loss) gain on settled futures contracts of ($16,358), $53,180 and ($147,586), respectively.

NOTE 6 – PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of the following as of December 31, 2006 and 2005:

	2006	2005

Prepaid expenses	$48,280	$64,209
Deposits and pre-acquisition costs	137,504	10,000
Unrealized gain on open futures contracts	91,016	-0-
Total	$276,800	$74,209

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consist of the allocation of estimated value of the lease in-place at purchase of the property as follows at December 31, 2006 and 2005:

Property Location	Amortization Period (months)	2006	2005

Tampa, Florida	48	$30,000	$30,000
Lakeland, Florida	86	181,000	181,000
El Paso, Texas	119	1,710,000	1,710,000
Chattanooga, Tennessee	72	30,000	-0-
Total Intangible Assets		1,951,000	1,921,000
Accumulated Amortization		(225,092)	(20,059)
Total Intangible Assets, Net		$1,725,908	$1,900,941

NOTE 8 – DEBT

Mortgages Payable

The following is a summary of mortgages payable at December 31, 2006 and 2005:

Property	Interest Rate	Maturity	2006	2005

Tampa	5.24%	2010	$568,841	$586,997
Minnesota	7.04%	2012	2,649,067	2,823,490
Illinois (Montgomery)	6.50%	2012	6,095,426	6,229,230
Tampa	5.71%	2015	3,232,243	3,330,147
Illinois (Wheeling)	5.68%	2016	6,795,303	7,081,790
New York	6.78%	2017	2,512,440	2,666,181
Texas	5.50%	2017	5,985,884	6,175,000
New Jersey	7.75%	2021	2,013,237	2,084,351

Total Mortgages Payable			$29,852,441	$30,977,186

Principal on the foregoing debt is scheduled to be paid as follows:

2007	1,223,100
2008	1,301,227
2009	1,384,417
2010	1,994,055
2011	1,595,311
Thereafter	22,354,331

$29,852,441

Convertible Subordinated Debentures

Debentures – due 2013:

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

In each case, the Company will pay accrued and unpaid interest to, but excluding, the date fixed for redemption.    No sinking fund is provided for the 2013 Debentures.

One 2013 Debenture holder converted $50,000 of 2013 Debentures into 8,333 shares of common stock during the year ended December 31, 2006.  The Company also redeemed $100,000 in 2013 Debentures during the year ended December 31, 2006 at 100%.  One 2013 Debenture holder converted $50,000 of 2013 Debentures into 8,333 shares of common stock during the year ended December 31, 2005.

Debentures – due 2015:

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

The Company redeemed $100,000 in 2015 Debentures during the year at 100%.

Loans Payable

Two River Community Bank (Two River):

On December 8, 2006, the Company closed on a $4,087,000 short term loan with Two River in connection with the purchase of the property in Chattanooga, Tennessee.  The interest rate is based on the Wall Street Journal Prime Rate and is initially 8.25%.  Interest due monthly and the entire principal and any accrued interest is due December 8, 2007.  This loan is secured by the Company’s deposit account at Two River with a balance of $350,000.

On April 15, 2004, the Company closed on a $1,000,000 line of credit with Two River secured by the Company’s manufactured home loans.  The interest rate is 5%.  The line of credit expired in April 2006.  The balance on the line of credit at December 31, 2006 and 2005 was $-0- and $760,998, respectively.

On December 16, 2004, the Company closed on a $2,500,000 short term loan with Two River, secured by the property in Richmond, Virginia. The interest rate was 6.00%.   The loan matured on September 16, 2005, however the Company prepaid this loan in April 2005.

Wachovia Securities:

The Company uses the margin loan for purchasing securities, for temporarily funding for acquisitions, and for working capital purposes.  At December 31, 2006 and 2005, the margin loan was $815,039 and $-0-, respectively.  The interest rate ranged from 6% to 7% during the year ended December 31, 2006 and 4% to 6% during the year ended December 31, 2005.  This loan is secured by investment securities with a market value of $8,205,110 and $8,107,492 at December 31, 2006 and 2005, respectively. The margin loan is due on demand.  The Company must maintain a coverage ratio of approximately 50%.

NOTE 9 – EMPLOYMENT AGREEMENT

Effective January 1, 2006, the Company and Michael P. Landy entered into a three-year employment agreement, under which the employee receives an annual base salary of $150,000 for 2006, increasing to $165,000 in 2007 and $181,500 in 2008, plus bonuses and customary fringe benefits.  No accruals were recorded in connection with this employment agreement.  The Company allocates a portion of the employee’s salary to UMH and MREIC, both affiliated entities.

NOTE 10 - EMPLOYEE STOCK OPTION PLAN

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

The Company accounts for stock options in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123).  The Company has selected the prospective method of adoption under the provisions of SFAS No. 148, “Accounting for Stock Based Compensation, Transition and Disclosure”.  SFAS 123R requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period).  During the year ended December 31, 2006, no options were granted.  During the year ended December 31, 2005, 11 employees were granted options to purchase a total of 82,000 shares.  The fair value of those options was approximately $0.65 based on assumptions noted below and the fair value is being amortized over the 1-year vesting period.

A summary of the status of the Company's stock option plans as of December 31, 2006, 2005 and 2004, and changes during the periods then ended are as follows:

	12/31/06		12/31/05		12/31/04
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	142,000	$4.66	80,000	$3.08	80,000	$3.08
Granted	-0-	-0-	82,000	5.70	-0-	-0-
Expired/Cancelled	-0-	-0-	-0-	-0-	-0-	-0-
Exercised	-0-	-0-	(20,000)	2.625	-0-	-0-

Outstanding at end of period	142,000	$4.66	142,000	$4.66	80,000	$3.08

Exercisable at year end	142,000		60,000		80,000

Weighted-average fair value of options granted during the year		$-0-		$0.65		$ -0-

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants:

2005

Dividend yield	8.77%
Expected volatility	30.18%
Risk-free interest rate	4.73%
Expected lives (years)	8

The following is a summary of stock options outstanding as of December 31, 2006:

Date of Grant	Number of Employees	Number of Shares	Option Price	Expiration Date

10/4/01	1	50,000	3.30	10/4/09
1/16/02	2	10,000	2.90	1/16/07
9/21/05	11	82,000	5.70	9/21/13
		142,000

As of December 31, 2006, there were 668,000 shares available for grant under the 2004 Plan.

NOTE 11 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

Effective August 28, 1995, the Company implemented a Dividend Reinvestment and Stock Purchase Plan (DRIP).  Under the terms of the DRIP, shareholders who participate may reinvest all or part of their dividends in additional shares of the Company at approximately 95% of the market price.  Shareholders may also purchase additional shares at approximately 95% of its market price by making optional cash payments.  For the year ended December 31, 2006, 2005 and 2004, the Company received $5,192,831, $4,948,282 and $4,168,273, respectively, (which included dividend reinvestments of $543,397, 447,651, and $417,409, respectively.)  There were 994,979, 861,670 and 669,018 new shares issued during 2006, 2005 and 2004, respectively.

The Company paid the following dividends in the years 2006, 2005 and 2004:

Payment Date	Record Date	Amount	Per Share

12/15/2006	11/15/2006	$1,382,149	$.25
06/15/2006	05/15/2006	1,282,600.25
12/15/2005	11/15/2005	1,125,215	. 25
06/15/2005	05/15/2005	1,003,701	. 25
12/15/2004	11/15/2004	914,066	. 25
06/15/2004	05/17/2004	820,106	. 25

NOTE 12 – INCOME FROM LEASES

The Company derives income from operating leases on its commercial properties.  In general, these leases are written for periods up to ten years with various provisions for renewal.   In addition, these leases generally contain clauses for reimbursement (or direct payment) of real estate taxes, maintenance, insurance and certain operating expenses of the properties.  Minimum rents due under noncancellable leases at December 31, 2006 are scheduled as follows:

Year Ending December 31,	2007	$5,033,263
	2008	5,065,265
	2009	4,971,866
	2010	3,979,656
	2011	3,005,474
	Thereafter	8,755,718
		30,811,242

NOTE 13 - INCOME TAXES

Federal Income Tax

The Company has elected to be taxed as a REIT under the applicable provisions of the Internal Revenue Code and the comparable New Jersey and state Statutes.  Under such provisions, the Company will not be taxed on that portion of its taxable income distributed currently to shareholders, provided that at least 90% of its taxable income is distributed.  As the Company has and intends to continue to distribute all of its income currently, no provision has been made for income taxes.  If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years.  Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income.  In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state, and local income taxes.

Federal Excise Tax

The Company does not have a Federal excise tax liability for the calendar year 2006 since it intends to or has distributed all of its annual income.  As the Company had not distributed all of its income currently during the years ended December 31, 2005 and 2004, a provision for Federal excise and other taxes of $47,892 and $121,646 has been made for the years ended December 31, 2005 and 2004, respectively.  Included in the 2005 and 2004 tax provision is a Federal liability for built-in gains on the sale of assets acquired by the Company before its REIT election.

Reconciliation Between GAAP Net Income and Taxable Income

The following table reconciles GAAP net income to taxable income for the years ended December 31, 2006, 2005, and 2004:

	2006 Estimate	2005 Actual	2004 Actual

GAAP net income	$358,776	$1,167,261	$1,237,361
Book / tax difference on gains / losses from capital transactions	-0-	71,200	(12,800)
Activities from partnership investments	-0-	(67,000)	24,700
Stock option expense	35,550	-0-	-0-
Incentive stock options exercised	-0-	-0-	-0-
Deferred compensation	(5,000)	-0-	-0-
Other book / tax differences, net	(14,300)	(37,900)	23,100
Taxable income before adjustments	375,026	1,133,561	1,272,361
Less capital gains	(54,700)	(870,200)	(724,000)
Adjusted taxable income subject to 90% dividend requirement	$320,326	$263,361	$548,361

NOTE 14 – CONTINGENCIES AND COMMITMENTS

The Company is subject to claims and litigation in the ordinary course of business.  Management does not believe that any such claim or litigation will have a material adverse effect on the consolidated balance sheet or results of operations.

As of December 31, 2006, the Company had approximately $1,200,000 in commitments under the construction contract for the expansion of the Wheeling, Illinois industrial building. Construction of the expansion is expected to be completed during the second quarter of 2007.

The Company has contracts to purchase two industrial buildings for approximately $10,900,000.  The purchases are anticipated to close in the second quarter of fiscal year 2007.

NOTE 15 - PAYMENTS TO AFFILIATED PERSONS AND RELATED PARTY

     TRANSACTIONS

Management currently operates two additional REITs, Monmouth Real Estate Investment Corporation and UMH Properties, Inc.  Certain general and administrative expenses are shared among these companies based on use or service provided.  Allocations of salaries and benefits are made based on the amount of employees and time dedicated to each affiliated Company.

Payments to Affiliated Persons

During 2006, 2005 and 2004, Eugene W. Landy, President of the Company, received $70,700, $70,700 and $53,200, respectively in salary, legal and director fees for these periods, respectively.

Transactions with UMH Properties, Inc. (UMH)

UMH owns and operates manufactured home communities.  Four Directors of the Company are also Directors and shareholders of UMH.

During the years ended December 31, 2006, 2005, and 2004, the Company sold 1, 4, and 3 manufactured homes, respectively, to UMH for total sales prices of $20,361, $79,305 and $64,824, respectively, at the Company’s cost.  These sales represented 40%, 100% and 39%, respectively, of the total sales made by the Company.  These manufactured homes were available through the Company, but could have been acquired by UMH from a third party at approximately the same price.

UMH financed/refinanced certain loans made by the Company to third parties during 2006, 2005 and 2004.  The total amount financed was $-0-, $10,500 and $70,150, respectively.

The Company from time to time holds common stock of UMH in its securities portfolio.  During 2005, the Company purchased 50,000 shares of UMH in the open market.  During 2006, 2005 and 2004, the Company sold 20,000, -0- and 11,000 shares of the common stock of UMH in the open market and recognized a gain of $8,294, $-0-, and $103,705, respectively.  See Note No. 5 for current security holdings of UMH.

UMH held the following amounts of the Convertible Subordinated Debentures as of December 31, 2005 and 2004:

	December 31, 2006	December 31, 2005

2013 Debentures	$1,000,000	$1,000,000
2015 Debentures	5,000,000	5,000,000
Total	$6,000,000	$6,000,000

Transactions with Monmouth Real Estate Investment Corporation (MREIC)

MREIC owns industrial properties on long-term net leases to investment-grade tenants.  Three Directors of the Company are also Directors of MREIC.  During 2006, the Company purchased 28,000 shares of MREIC in the open market.  During 2004, the Company sold the common stock of MREIC in the open market and recognized a gain of $1,626.

MREIC owned $500,000 of the 2013 Debentures as of December 31, 2006 and 2005.

A Director of MREIC owns $250,000 of the 2013 Debenture and $100,000 of the 2015 Debenture as of December 31, 2006 and 2005.

NOTE 16 – GROUP CONCENTRATIONS OF CREDIT RISK

The Company owns 12 properties totaling 869,210 square feet of which 7 properties or 472,565 square feet (or 54%) are leased to Federal Express Corporation and subsidiaries (FDX).  Rental income and reimbursements from FDX totaled approximately $3,428,000, $2,281,000 and $2,180,000 or 56%, 47% and 77%, for the years ended December 31, 2006, 2005, and 2004, respectively.

The Company’s loan portfolio is diversified. Generally, loans are collateralized by the manufactured homes.  At December 31, 2006, 2005 and 2004, all loans were secured.

NOTE 17 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the year ended December 31, 2006, 2005 and 2004, for interest and taxes are as follows:

	12/31/06	12/31/05	12/31/04

Interest	$3,165,225	$2,717,217	$1,621,970

Taxes	59,919	31,792	151,489

During the years ended December 31, 2006, 2005 and 2004, the Company had dividend reinvestments of $543,397, $447,651 and $417,409, respectively, which required no cash transfers.

During the years ended December 31, 2006, 2005, and 2004, the collateral for loans receivable of $23,310, $105,040 and $235,512, respectively, was repossessed and placed in inventory.

NOTE 18 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is the Unaudited Selected Quarterly Financial Data:

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

THREE MONTHS ENDED

2006	March 31	June 30	September 30	December 31

Total Income	$1,763,418	$1,826,416	$1,663,383	$1,726,817
Total Expenses (including minority interest)	1,563,675	1,651,898	1,779,379	1,626,309
Net Income (Loss)	199,743	174,518	(115,996)	100,508
Net Income (Loss) per Share - Basic	.04	.03	(.02)	.02
Net Income (Loss) per Share - Diluted	.04	.03	(.02)	.02

2005	March 31	June 30	September 30	December 31

Total Income	$1,800,581	$1,547,860	$1,968,578	$1,423,788
Total Expenses (including minority interest)	1,152,240	1,394,653	1,676,054	1,350,599
Net Income	648,341	153,207	292,524	73,189
Net Income per Share - Basic	.17	.04	.07	.02
Net Income per Share - Diluted	.12	.04	.07	.02

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

Dated:     March 20, 2007

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Title	Date
/s/ Eugene W. Landy EUGENE W. LANDY	President and Director	March 20, 2007
/s/ Anna T. Chew ANNA T. CHEW	Chief Financial Officer and Director	March 20, 2007
/s/ Neal Herstik NEAL HERSTIK	Director	March 20, 2007
/s/ Joshua Kahr JOSHUA KAHR	Director	March 20, 2007
/s/ Michael P. Landy MICHAEL P. LANDY	Executive Vice President and Director	March 20, 2007
/s/ Robert G. Sampson ROBERT G. SAMPSON	Director	March 20, 2007
/s/ Eugene Rothenberg EUGENE ROTHENBERG	Director	March 20, 2007
/s/ Stephen B. Wolgin STEPHEN B. WOLGIN	Director	March 20, 2007