Form 10-K/A
period 2006-12-31
MONMOUTH CAPITAL CORP
filed 2007-04-11
CIK 67618

*

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K/A

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

Documents Incorporated by Reference:  Exhibits incorporated by reference are listed in Part IV Item 15(a) (3).

*

*

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Annual Report of Monmouth Capital Corporation for the year ended December 31, 2006 is being made to correct typographical errors in the per share range of high and low market prices during each quarter of the last two fiscal years and the closing share price as of December 29, 2006 presented in Part II, Item 5 on this Form 10-K.  No other changes have been made to this Form 10-K.

*

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

The Company's shares are traded on NASDAQ Global Market under the symbol "MONM".  The per share range of high and low market during each quarter of the last two fiscal years were as follows:

	Year Ended		Year Ended
	December 31, 2006		December 31, 2005
	Market Price		Market Price
	Low High		Low High

Quarter 1	$5.45	$6.03	$6.20	$7.50
Quarter 2	4.84	5.84	5.84	7.01
Quarter 3	5.00	5.41	5.50	6.15
Quarter 4	5.05	5.93	4.88	5.98

On December 29, 2006, the closing price was $5.42.

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

Dated:     April 11, 2007