Form 10-Q
period 2007-03-31
MONMOUTH CAPITAL CORP
filed 2007-05-15
CIK 67618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

(    )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ___________________   to _____________________

For the Quarter ended                                                            Commission File No.

  March 31, 2007

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

Yes ___       No _X_

The number of shares or other units outstanding of each of the issuer's classes of securities as of May 1, 2007 was 5,736,849 shares.

MONMOUTH CAPITAL CORPORATION

FOR THE QUARTER ENDED MARCH 31, 2007

MONMOUTH CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2007 AND DECEMBER 31, 2006

ASSETS	March 31, 2007	December 31, 2006

Real Estate Investments:
Land	$15,314,369	$14,324,369
Buildings, Improvements and Equipment, net of accumulated depreciation of $3,805,351 and $3,425,056, respectively	51,911,096	. 46,847,042
Total Real Estate Investments	67,225,465	61,171,411

Cash and Cash Equivalents	3,103,680	1,659,330
Restricted Cash	350,000	350,000
Securities Available for Sale, at Fair Value	4,397,591	8,205,110
Tenant and Other Receivables	48,754	68,117
Deferred Rent Receivable	129,091	122,963
Loans Receivable, net of allowance for losses of $9,542 and $9,542, respectively	562,223	617,476
Inventory	47,302	56,615
Prepaid Expenses and Other Assets	290,864	276,800
Financing Costs, net of accumulated amortization of $406,005 and $366,693, respectively	1,141,874	1,090,259
Leasing costs, net of accumulated amortization of $134,842 and $123,433, respectively	386,966	398,375
Intangible Assets, net of accumulated amortization of $277,500 and $225,092, respectively	2,020,000	1,725,908

TOTAL ASSETS	$79,703,810	$75,742,364

-UNAUDITED-

See Notes to the Consolidated Financial Statements

MONMOUTH CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS (CONT’D.)

AS OF MARCH 31, 2007 AND DECEMBER 31, 2006

	March 31, 2007	December 31, 2006

LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgages Payable	$33,555,931	$29,852,441
Convertible Subordinated Debentures, due 2013	5,270,000	5,270,000
Convertible Subordinated Debentures, due 2015	10,220,000	10,220,000
Loans Payable	4,019,700	4,902,039
Accounts Payable and Accrued Expenses	711,890	405,576
Other Liabilities	257,189	102,950

Total Liabilities	54,034,710	50,753,006

Minority Interest	3,230,199	3,081,041

Shareholders' Equity:
Common Stock par value $1.00 per share; authorized 10,000,000 shares; issued and outstanding 5,735,303 and 5,643,796 shares respectively	5,735,303	5,643,796
Additional Paid-In Capital	19,582,274	19,215,250
Accumulated Other Comprehensive Income	51,028	603,804
Distributions in Excess of Net Earnings	(2,929,704)	(3,554,533)

Total Shareholders' Equity	22,438,901	21,908,317

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$79,703,810	$75,742,364

-UNAUDITED-

See Notes to the Consolidated Financial Statements

MONMOUTH CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED

MARCH 31, 2007 AND 2006

	Three Months Ended
	3/31/07	3/31/06
Income:
Rental Income & Reimbursements	$1,695,177	$1,425,049
Interest and Dividend Income	158,413	181,775
Gain on Securities Transactions, net	624,058	156,594
Total Income	2,477,638	1,763,418

Expenses:
Operating Expenses	164,878	124,312
Real Estate Taxes	183,736	93,675
Office and General Expense	236,887	214,727
Interest Expense	832,866	770,545
Depreciation	380,295	300,283
Total Expenses	1,798,662	1,503,542

Income Before Minority Interest	678,976	259,876

Minority Interest	54,147	60,130

Net Income	$624,829	$199,746

Net Income Per Share – Basic and Diluted:
Basic	$.11	$.04
Diluted	$.11	$.04

Weighted-Average Shares Outstanding:
Basic	5,704,939	4,754,898
Diluted	5,727,773	4,780,863

-UNAUDITED-

See Notes to Consolidated Financial Statement

MONMOUTH CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

 FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$624,829	$199,746
Adjustments to reconcile net income to net cash provided by operating activities:
Income Allocated to Minority Interest	54,146	60,130
Depreciation and Amortization	483,424	401,516
Stock Based Compensation Expense	8,200	13,325
Gain on Securities Transactions, net	(624,058)	(156,594)
Changes In Operating Assets and Liabilities:
Deferred Rent and Tenant & Other Receivables	13,235	24,149
Inventory	9,313	-0-
Prepaid Expenses and Other Assets	(14,064)	34,563
Accounts Payable and Accrued Expenses	306,314	252,688
Other Liabilities	154,239	163,244
Net Cash Provided by Operating Activities	1,015,578	992,767

CASH FLOWS FROM INVESTING ACTIVITIES:
Collections and Other Decreases in Loans Receivable	55,253	58,534
Purchase of Securities Available for Sale	-0-	(428,213)
Proceeds from Sales and Other Decreases in Securities Available for Sale	3,878,801	1,270,304
Increase in Construction in Progress	(529,049)	-0-
Purchase of Real Estate and Intangible Assets	(6,251,800)	(343,347)
Net Cash Provided by (Used in) Investing Activities	(2,846,795)	557,278

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Decrease in Loans Payable	(882,339)	(760,998)
Proceeds from Mortgages	4,000,000	-0-
Principal Payments on Mortgages	(296,510)	(262,025)
Payment of Financing Costs	(90,927)	-0-
Increase (Decrease) in Minority Interest	95,012	(52,518)
Proceeds from Exercise of Stock Options	29,000	-0-
Proceeds from the Issuance of Common Stock	421,331	1,275,005
Net Cash Provided by Financing Activities	3,275,567	199,464

Net Increase in Cash	1,444,350	1,749,509
Cash at Beginning of Period	1,659,330	1,739,991
Cash at End of Period	$3,103,680	$3,489,500

-UNAUDITED-

See Notes to the Consolidated Financial Statements

MONMOUTH CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICY

The interim consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2007 and for all periods presented.   All adjustments made in the interim period were of a normal recurring nature.    Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited financial statements and notes thereto included in the Annual Report of Monmouth Capital Corporation (the Company or MCC) for the year ended December 31, 2006 have been omitted.

The Company has elected to be taxed as a real estate investment trust (REIT).  As a REIT, the Company would not be taxed on the portion of its income which is distributed to shareholders, provided it meets certain requirements.

Certain reclassifications have been made to the financial statements for the prior period to conform to the current period presentation.

On March 26, 2007, the Company, Monmouth Real Estate Investment Corporation (MREIC), and Route 9 Acquisition, Inc., a wholly-owned subsidiary of MREIC (Route 9), entered into an Agreement and Plan of Merger (the Merger Agreement). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Route 9 will merge with and into MCC, with MCC continuing as the surviving corporation, as a wholly-owned subsidiary of MREIC (the Merger).

Pursuant to the Merger Agreement, at the effective time and as a result of the Merger, each issued and outstanding share of MCC’s s common stock, par value $1.00 per share (MCC’s common stock) shall be converted into and exchanged for the right to receive 0.655 (the Exchange Ratio) shares (the Merger Consideration) of MREIC’s common stock, par value $0.01 per share. Upon consummation of the Merger, MCC’s outstanding 8.0% Convertible Subordinated Debentures due 2013 and 8.0% Convertible Subordinated Debentures due 2015 will remain outstanding and will become convertible into shares of MREIC common stock, at conversion prices adjusted to reflect the Exchange Ratio.

Following the effective time of the Merger, certain members of MCC’s board of directors will become members of MREIC’s board of directors.  Consummation of the Merger is subject to customary conditions, including:

•

The approval of the holders of MREIC’s common stock and MCC’s common stock;

•

The absence of any legal prohibition on consummation of the Merger;

•

Obtaining governmental and third-party consents the failure of which, if not obtained,  would reasonably be expected to have a material adverse effect;

•

The accuracy of the representations and warranties (subject generally to a material adverse effect standard);

•

The material performance of all covenants;

•

 The delivery of customary legal opinions as to the federal tax treatment of the merger and the status of each of MREIC and MCC as a REIT under the Code.

The Merger Agreement contains certain termination rights for both MREIC and MCC and provides that, upon termination of the Merger Agreement under specified circumstances, MCC may be required to pay MREIC a termination fee of up to $1 million and/or reimburse MREIC for its reasonable out-of-pocket transaction expenses up to $500,000.

Additional information regarding the Merger was contained in the Report on Form 8-k filed by MCC with the Securities and Exchange Commission on March 27, 2007.  Further information will be contained in the proxy statement to be distributed by MCC in connection with a special meeting of MCC’s shareholders to be held to consider the proposed Merger

Employee Stock Options

The Company accounts for stock options in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R).  The Company has selected the prospective method of adoption under the provisions of SFAS No. 148, “Accounting for Stock Based Compensation, Transition and Disclosure”.  SFAS 123R requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period).  This compensation cost is determined using option pricing models, intended to estimate the fair value of the awards at the grant date.

Compensation costs, which have been determined consistent with SFAS No. 123R, were $8,200 and $13,325 for the three months ended March 31, 2007 and 2006, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighed-average assumptions used for grants in the following years: (no options were granted in 2006):

	2007	2005

Dividend yield	9.49%	8.77%
Expected volatility	25.43%	30.18%
Risk-free interest rate	4.76%	4.73%
Expected lives	8	8

The weighted-average fair value of options granted during the three months ended March 31, 2007 was $0.40.

During the three months ended March 31, 2007, the following stock options were granted:

Date of Grant	Number of Employees	Number of Shares	Option Price	Expiration Date

1/22/07	11	82,000	$5.27	1/22/15

During the three months ended March 31, 2007, two employees exercised their stock options and purchased 10,000 shares for a total of $29,000.  As of March 31, 2007, there were options outstanding to purchase 214,000 shares and 586,000 shares were available for grant under the Company’s 2004 Stock Option Plan.

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

Diluted net income per share was calculated as follows:

	Three Months Ended 3/31/07	Three Months Ended 3/31/06

Net Income	$624,829	$199,746
Interest expense related to the Debentures	-0-	-0-
Net Income for Diluted Net Income per Share	624,829	199,746

Weighted-Average Shares Outstanding	5,704,939	4,754,898
Shares of common stock related to the potential conversion of stock options	22,834	25,965
Shares of common stock related to the potential conversion of the Debentures	-0-	-0-
Diluted Weighted-Average Shares Outstanding	5,727,773	4,780,863

Diluted Net Income Per Share	$.11	$.04

Interest expense relating to the Company’s Debentures totaling $309,800 and $315,800 for the three months ended March 31, 2007 and 2006, respectively and common stock relating to the potential conversion of the Company’s Debentures totaling 2,241,000 and 2,276,000 common shares for the three months ended March 31, 2007 and 2006, respectively, were excluded from the computation due to their antidilutive effect.

The following table sets forth the components of the Company's comprehensive income:

	Three Months Ended 3/31/07	Three Months Ended 3/31/06

Net Income	$624,829	$199,746
Other Comprehensive Income, net of tax Unrealized holding gains (losses) arising during the period	(552,776)	228,986
Comprehensive Income	$72,053	$428,732

NOTE 3 – REAL ESTATE INVESTMENTS

On March 22, 2007, the Company purchased an 84,400 square foot industrial building in Bedford Heights, Ohio.  The building is 100% net-leased to Federal Express Corporation (FDX) through August 31, 2013.  The purchase price including closing costs was approximately $6,200,000.  The Company obtained a mortgage of $4,000,000 at a fixed interest rate of 5.96%, which matures March 2017, and obtained approximately $2,240,000 from its margin loan to finance the acquisition.  Management estimated that the value allocated to the lease in place at purchase was approximately $346,500.

During the fourth quarter of 2006, Wheeling Partners, LLC, began an expansion of the industrial building in Wheeling, Illinois, leased to FedEx Ground Package System.  The Company owns a 63% equity interest in Wheeling Partners, LLC.  The building will be expanded from 107,160 square feet to 123,000 square feet at an estimated construction cost of approximately $1,451,000.  As of March 31, 2007, total costs incurred were $781,282.  These costs are included as construction in progress in Real Estate Investments.  The expansion is expected be completed during 2007.  Upon completion, the lease will be extended and the annual rent will increase from $1,019,052 ($9.51 psf) to $1,208,406 ($9.82 psf).

The Company has a concentration of FDX and FDX subsidiary-leased properties.  The percentage of FDX leased square footage to the total of the Company’s rental space was 58% as of March 31, 2007.   Annualized rental income and occupancy charges from FDX and FDX subsidiaries are estimated to be approximately 61% of total estimated rental and occupancy charges for fiscal 2007.

NOTE 4 – SECURITIES AVAILABLE FOR SALE AND DERIVATIVE INSTRUMENTS

During the three months ended March 31, 2007 the Company sold or redeemed securities available for sale with original cost of $3,220,665, recognizing a gain on sale of $658,136.

During the three months ended March 31, 2007, the Company invested in futures contracts of ten-year treasury notes with a notional amount of $5,000,000, with the objective of reducing the risk of rolling over the Company’s fixed rate mortgages at higher interest rates and the exposure of the preferred equity and debt securities portfolio to interest rate fluctuations.  Changes in the market value of these derivatives have been recorded in gain (loss) on securities transactions, net with corresponding amounts recorded in other assets or other liabilities on the balance sheet.  The fair value of the derivatives at March 31, 2007 was an asset of $33,594.  During the three months ended March 31, 2007, the Company recorded a realized loss on settled futures contracts of $67,672, which is included in gain on securities transactions, net.

NOTE 5 – PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of the following as of March 31, 2007 and December 31, 2006:

	March 31,	December 31,
	2007	2006

Prepaid expenses	$48,428	$48,280
Deposits and pre-acquisition costs	184,998	137,504
Deferred Merger costs	23,844	-0-
Unrealized gain on open futures contracts	33,594	91,016
Total	$290,864	$276,800

NOTE 6 – SHAREHOLDER’S EQUITY

During the three months ended March 31, 2007, the Company received $421,331 from the Dividend Reinvestment and Stock Purchase Plan (DRIP).  There were 81,507 shares of common stock issued, resulting in 5,735,303 shares outstanding.  Two participants exercised options to purchase 10,000 shares of common stock for total proceeds of $29,000 during the three months ended March 31, 2007.

On April 3, 2007, the Company declared a dividend of $.25 per share to shareholders of record as of May 15, 2007, to be paid June 15, 2007.

In connection with the execution of the Merger Agreement, the Company modified its DRIP to no longer accept any cash investments after March 27, 2007.  In addition, the Company was not enrolling any additional participants in the DRIP, nor allowing current participants to elect dividend reinvestment.  Those participants already electing dividend reinvestment would have the June 15, 2007 dividend reinvested in common shares of the Company. Any dividends declared subsequent to June 15, 2007, would be paid in cash.

NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and taxes during the three months ended March 31, 2007 and 2006 was as follows:

	2007	2006

Interest	$523,300	$455,743
Taxes	12,448	34,130

During the three months ended March 31, 2007 and 2006, the Company repossessed the collateral for loans receivable of $-0- and $22,627, respectively, and placed the collateral into inventory.

NOTE 8 – CONTINGENCIES AND COMMITMENTS

The Company is subject to claims and litigation in the ordinary course of business.  Management does not believe that any such claim or litigation will have a material adverse effect on the consolidated balance sheet or results of operations.

As of March 31, 2007, Wheeling Partners, LLC, of which the Company owns approximately 63%, had approximately $700,000 remaining in commitments under the construction contract for the expansion of the Wheeling, Illinois industrial building. Construction of the expansion is expected to be completed during 2007.

The Company has a contract to purchase an industrial building for approximately $4,700,000.  This purchase is anticipated to close in the second quarter of fiscal year 2007.

NOTE 9 – SUBSEQUENT EVENTS

On April 11, 2007, the Company closed on a mortgage of $3,200,000 on the Chattanooga, Tennessee property.  The proceeds were used to repay the short term note with Two River Community Bank of $4,087,000, which was due December 8, 2007.  The interest rate on the new mortgage is fixed at 5.96% and matures in April 2022.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto elsewhere herein and the Company’s December 31, 2006 Annual Report on  Form 10-K.

The Company operates as a hybrid-diversified REIT.  Currently, the Company’s primary business is the ownership of thirteen industrial properties, which are subject to medium term leases, and investing in marketable securities. These securities include securities of other REITS and mortgage-backed securities. The Company also has loans receivable and inventory related to the sales of manufactured homes.  Prior to June 30, 2001, the Company was engaged in the manufactured home sales and finance business.

The Company’s revenue primarily consists of rental and reimbursement income from the ownership of the industrial properties, interest and dividend income, and gains on securities transactions.   Sales of manufactured homes relates to the sale of inventory which had been repossessed and resold.

Although the Company currently owns thirteen industrial properties, management would consider other types of real estate acquisitions. Management anticipates that the Company will acquire additional real estate in 2007, however the current acquisitions environment is competitive and management may not be able to locate suitable properties for acquisition.

As previously disclosed, on March 26, 2007, the Company entered into a Merger Agreement (see Note No. 1 to the Consolidated Financial Statements) with MREIC. MREIC owns and operates forty-two industrial properties and one-shopping center.  If the Merger is consummated, the Company would become a subsidiary of MREIC and the shareholders of the Company would receive shares of MREIC’s common stock in exchange for their shares of Company Commons Stock.  The Merger is subject to certain conditions, including the approval of the shareholders of the Company and MREIC.  The Merger is expected to close during the third calendar quarter of 2007.  Subject to the closing of the Merger, management anticipates that the Company will continue to operate its business in the ordinary course and in a manner consistent with past practice.  This Management Discussion and Analysis of Financial Condition and Results of Operations does not reflect any changes that may result from the closing of the Merger.

Rental income and reimbursements increased 19% for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.  This increase is due mainly to the rent and reimbursements related to the new property acquisitions made during 2006.  Net income increased $425,083 or 213% for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.  The increase is due mainly to the increased gain on securities transactions.  Management realized the increase in value existing in the securities portfolio at the end of 2006.

The Company has financed acquisitions through capital raised through the Company’s DRIP, by obtaining mortgages, and from private placement offerings, including the Debentures.   If suitable acquisitions cannot be found during 2007, the Company will invest additional capital raised in REIT securities or pay down outstanding debt.  The Company also invests in debt and equity securities of other REITs for liquidity and additional income.  The Company from time to time may purchase these securities on margin when there is an adequate yield spread.

See PART I, Item 1. Business of the Company’s December 31, 2006 Annual Report on Form 10-K for a more complete discussion of the economic and industry-wide factors relevant to the Company, the Company's lines of business and principal products and services, and the opportunities, challenges and risks on which the Company is focused.

Changes in Results of Operations

As of March 31, 2007, the Company owns thirteen industrial properties with total square footage of approximately 954,000 compared to eleven industrial properties with total square footage of approximately 779,000 as of March 31, 2006.  The Company’s occupancy rate is 100% and the weighted average lease term as of March 31, 2007 was 5.71 years.

Rental income and reimbursements increased $270,128 or 19% for the three month ended March 31, 2007 as compared to the three months ended March 31, 2006.  The increase is related to rent and occupancy charges of the properties purchased during 2006, as well as the additional rent related to the expansion of the Cheektowaga, New York property.   The acquisitions made since March 31, 2006 are as follows:

Date of Acquisition	Location	Tenant	Square Feet	Average Annual Rent

12/8/2006	Chattanooga, TN	Federal Express Corp	67,775	$369,900
3/22/07	Bedford Heights, OH	Federal Express Corp	84,400	456,300

Interest and dividend income decreased $24,169 or 13% for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.  The decrease is due mainly to a lower average balance of securities for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.  Average balance of securities was approximately $5,634,000 and $8,066,000 for the three months ended March 31, 2007 and 2006, respectively.    The Company has been reducing its securities portfolio and investing in real properties.

Gain on securities transactions, net for the three months ended March 31, 2007 and 2006 consisted of the following:

	Three Months Ended
	3/31/07	3/31/06

Gain on sale of securities, net	$658,136	$13,710
Gain (loss) on settled futures contracts	(67,672)	115,150
Gain on open futures contracts	33,594	27,734

Gain on securities transactions, net	$624,058	$156,594

Gain on securities transactions, net increased $467,464 or 299% for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.  The Company took advantage of the rise in value of the holdings in the securities portfolio as of the end of 2006.   The increase was partially offset by a decrease in the income from settled futures contracts.  The Company invests in futures contracts of ten-year treasury notes to mitigate the effect of interest rate fluctuations on the Company’s debt securities and preferred stock securities portfolio and the risk of rolling over fixed rate debt at higher interest rates.

Operating expenses increased $40,566 or 33% for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.  Real estate taxes increased $90,061 or 96% for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.  This increase in these expenses is due to the full year of operations of the acquisitions made during 2006.

Interest expense increased $62,321 or 8% for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.  Interest expense included interest as follows:

	Three Months Ended 3/31/2007	Weighted Average Interest Rate	Three Months Ended 3/31/2006	Weighted Average Interest Rate

Debentures	309,800	8.00%	315,800	8.00%
Property Mortgages	464,750	6.13%	451,371	6.16%
Other	58,316		3,374
Total Interest Expense	$832,866		770,545

Depreciation expense increased $80,012 or 27% for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.  The increase is due to the new acquisitions made during 2006.

Changes in Financial Condition

The Company operates as a hybrid-diversified REIT and invests in real estate and other REIT securities, including mortgage-backed securities.  The Company generated net cash provided by operating activities for the three months ended March 31, 2007 of $1,015,578.  In addition, the Company raised $421,331 from the issuance of shares of common stock through its DRIP for the three months ended March 31, 2007.

Total real estate investments, net increased $6,054,054 from December 31, 2006 to March 31, 2007.  The increase was due to the purchase of the 84,400 square foot industrial building in Bedford Heights, Ohio.  The purchase price including closing costs was approximately $6,300,000.  The increase was partially offset by depreciation expense for the three months ended March 31, 2007 of $380,295.  Intangible assets increased $294,092 from December 31, 2006 to March 31, 2007 due to the value of the intangible asset of $346,500 related to the lease in place at acquisition of the Bedford Heights, Ohio industrial building, partially offset by the amortization of $52,408 for the three months ended March 31, 2007.

Securities available for sale decreased $3,807,519 from December 31, 2006 to March 31, 2007 due to mainly to sales of securities available for sale with original cost of $3,254,743, realizing a gain on sale, including derivatives, of $624,058.  This increase was partially offset by a decrease in the unrealized gain on the securities available for sale of $552,776.  The Company may purchase additional securities on margin from time to time if the Company can earn an adequate yield spread on the securities.  However, if suitable real properties are identified by management, the Company may decrease its securities portfolio and invest in additional real property.  Cash and cash equivalents increased $1,444,350 from December 31, 2006 to March 31, 2007 due mainly to the proceeds from the sale of securities available for sale.

During the three months ended March 31, 2007, the Company invested in futures contracts of ten-year treasury notes with a notional amount of $5,000,000, with the objective of reducing the exposure of the debt securities portfolio to market rate fluctuations and the risk of rolling over its fixed rate debt at higher interest rates.  Changes in the market value of these derivatives have been recorded in gain on securities transactions, net with corresponding amounts recorded in other assets or other liabilities on the balance sheet.  The fair value of the derivatives at March 31, 2007 was an asset of $33,594.  During the three months ended March 31, 2007 and 2006, the Company realized a gain (loss) on settled futures contracts of ($67,672) and $115,150, respectively.

Mortgages payable increased $3,703,490 from December 31, 2006 to March 31, 2007.  The increase is due to the origination of the mortgage of $4,000,000 related to the Bedford Heights, Ohio acquisition, partially offset by principal payments of $296,510.

Accounts payable and accrued expenses increased $306,314 from December 31, 2006 to March 31, 2007.  The increase is due to the accrued interest on the Debentures.  The Debentures pay semi-annual interest on April 30 and October 31.

Other liabilities increased $154,239 from December 31, 2006 to March 31, 2007.  The increase is due mainly to increased rents paid in advance.

Liquidity and Capital Resources

The Company’s ability to generate cash adequate to meet its needs is dependent primarily on income from its real estate investments and its securities portfolio, the sale of real estate investments and securities, refinancing of mortgage debt, leveraging of real estate investments, availability of bank borrowings, proceeds from the DRIP, and access to the capital markets.  Cash provided by operating activities was $1,015,578 for the three months ended March 31, 2007.  As of March 31, 2007, the Company had approximately $3,100,000 in cash and cash equivalents and approximately $4,400,000 in unencumbered marketable securities.  Purchases of new properties, purchases of securities, payments of expenses related to real estate operations, capital improvements programs, debt service, management and professional fees, and dividend requirements place demands on the Company’s liquidity.

Funds from Operations

Funds from operations (FFO), is defined as net income, excluding gains (or losses) from sales of depreciable assets, plus depreciation and amortization of intangible assets.  FFO should be considered as a supplemental measure of operating performance used by REITs.

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

The Company’s FFO for the three months ended March 31, 2007 and 2006 is calculated as follows:

	Three Months Ended
	3/31/07	3/31/06

Net Income	$624,829	$199,746
Amortization of Intangible Assets	52,408	51,153
Depreciation Expense	380,295	300,283
FFO	$1,057,532	$551,182

The following are the cash flows provided (used) by operating, investing and financing activities for the three months ended March 31, 2007 and 2006:

	2007	2006

Operating Activities	$1,015,578	$992,767
Investing Activities	(2,846,795)	557,278
Financing Activities	3,275,567	199,464

Forward-Looking Statements

Statements contained in this Form 10-Q, including the documents that are incorporated by reference, that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Also, when we use any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, we are making forward-looking statements. These forward-looking statements are not guaranteed and are based on our current intentions and on our current expectations and assumptions. These statements, intentions, expectations and assumptions involve risks and uncertainties, some of which are beyond our control that could cause actual results or events to differ materially from those we anticipate or project, such as:

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

In addition to the other cautionary information provided regarding forward-looking statements, the following factors related to the proposed Merger of the Company and MREIC may cause actual results or earnings to differ materially from such forward-looking statements:

•

completion of the Merger is dependent on, among other things, receipt of stockholder approvals, the timing of which cannot be predicted with precision and which may not be received at all;

•

the Merger may be more difficult or expensive to complete than anticipated including as a result of unexpected factors or events; and

•

the anticipated cost savings and other synergies of the Merger may take longer to be realized or may not be achieved.

You should not place undue reliance on these forward-looking statements, as events described or implied in such statements may not occur. We undertake no obligation to update or revise any forward-looking statements as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding year to the date of this Quarterly Report on Form 10-Q.

Item 4.  Controls and Procedures.

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

PART II:

OTHER INFORMATION

Item 1.	Legal Proceedings – None
Item 1A.

Risk Factors

There have been no material changes to information required regarding risk factors from the end of the preceding year to the date of this Quarterly Report on Form 10-Q, other than those risk factors relating to the proposed Merger of the Company with a subsidiary of MREIC, as set forth in the preliminary proxy statement of the Company included as part of the registration statement on Form S-4 filed with the Securities and Exchange Commission on May 3, 2007.  In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A – “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – None
Item 3.	Defaults Upon Senior Securities - None
Item 4.	Submission of Matters to a Vote of Security Holders – None
Item 5.	Other Information - None

Item 6.	Exhibits
2

Agreement and Plan of Merger between Monmouth Real Estate Investment Corporation and Monmouth Capital Corporation, dated March 26, 2007 (Incorporated by reference to Exhibit 2 of the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2007.

31.1	Certification of Eugene W. Landy, President and Chief Executive Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (Filed herewith).
31.2	Certification of Anna T. Chew, Chief Financial Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (Filed herewith).
32

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Eugene W. Landy, President and Chief Executive Officer, and Anna T. Chew, Chief Financial Officer (Furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONMOUTH CAPITAL CORPORATION

Date: May 14, 2007

/s/ Eugene W. Landy

    EUGENE W. LANDY

     President and Chief Executive Officer

Date: May 14, 2007

/s/ Anna T. Chew

    ANNA T. CHEW

   Chief Financial Officer